Form 10-Q
period 2011-03-31
MEGA WORLD FOOD HOLDING CO
filed 2011-06-03
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number
333-171046

MEGA WORLD FOOD HOLDING COMPNAY
((Exact name of registrant as specified in its charter)

Nevada	2030	27-4715504

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

Room C1D, 6/F, Wing Hing Industrial Building, 14 Hing Yip Street Kwun Tong, Kowloon Hong Kong
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  852-21101865

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of June 3, 2011 there were 25,000,000 shares issued and outstanding of the registrant’s common stock.

MEGA WORLD FOOD HOLDING COMPANY

 (A Development Stage Enterprise)

Unaudited Financial Statements

AS OF MARCH 31, 2011
 AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO MARCH 31, 2011

PART I — FINANCIAL INFORMATION

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
	March 31	September 30
	2011	2010 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,798	$50,750
Prepaid to supplier, Net	$38,000
Prepaid Rent Deposit, Net	3,345	$8,362
Total Current Assets	$57,143	$59,112

TOTAL ASSETS	$57,143	$59,112

LIABILITIES & EQUITY

Liabilities
Current Liabilities
Loan from Shareholders	1,500.00
Total Other Current Liabilities	$1,500.00	$-

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
authorized; 25,000,000 shares issued and
outstanding at September 30, 2010.	$25,000	$25,000
Paid-in capital	73,125	$73,125
Deficit accumulated during the development stage	(42,518)	$(39,053)
Accumulated other comprehensive income (loss)	36	$40
Total stockholders' equity	$55,643	$59,112

TOTAL LIABILITIES & EQUITY	$57,143	$59,112

(1)	Derived from audited financial statements.

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Three Month Ended	Six Months Ended	Cumulative from June 24, 2010
	March 31,	March 31	(Date of Inception)
	2011	2011	to March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$20,000	$20,000	$20,000
Cost of Goods Sold	$16,800	$16,800	$16,800
Gross Profit	$3,200	$3,200	$3,200
Operating expenses:
General and administrative expenses	2,657	6,666	45,718
Total Operating Expenses	$2,657	$6,666	$45,718
Operating Loss	$543	$(3,466)	$(42,518)
Interest income, net	$-		$-
Other Income, net	$-		$-
Interest Expense, net	$-		$-
Income before taxes	$543	$(3,466)	$(42,518)
Income tax expense	$-	$-	$-
Net Income (Loss)	$543	$(3,466)	$(42,518)

Net Income (Loss) per common share-Basic	$-	$-	$-
Net Income (Loss) per common share-Diluted	$-	$-	$-

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4)	(4)	36
Other comprehensive income (loss)	(4)	(4)	$36
Comprehensive Income (Loss)	$539	$(3,470)	$(42,482)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
FOR THE PERIOD ENDED MARCH 31, 2011
				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
June 24, 2010	-	$-	$-	$-		$-

Issued common stocks to founder at $0.001 per share
for organization expenses on 9/14/2010	20,875,000	$20,875				$20,875

Issued common stocks to Williams @$0.01 per share
for services rendered on 9/20/2010	250,000	$250	$2,250			$2,500

Issued common stocks to Jian Di @$0.01 per share	2,475,000	$2,475	$22,275			$24,750
for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong Xu
@$0.01 per share for cash on 9/20/2010	1,000,000	$1,000	$9,000			$10,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000	$400	$39,600			$40,000

Adjustment for currency rate exchange					$40	$40

Net loss for the period ended September 30, 2010				$(39,053)		$(39,053)
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(39,053)	$40	$59,112

Net loss for the three month ended December 31, 2010				$(4,009)		$(4,009)
Balance, December 31, 2010	25,000,000	$25,000	$73,125	$(43,062)	$40	$55,103

Adjustment for currency rate exchange					$(4)	$(4)

Net Income for the period ended March 31, 2011				$543		$543
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(42,518)	$36	$55,642

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
			Cumulative from
			June 24,
	Three Month Ended	Six Month Ended	2010 (Date of
	March 31	March 31	Inception) Through
	2011	2011	March 31, 2011
	(Unaudited)	(Unaudieted)	(Unaudited)
Operating Activities:
Net loss	$543	$(3,466)	$(42,518)

Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	$-		$2,500
Non-cash portion of share based consulting expense	$-		$24,750
Prepaid Deposit	$2,509	$5,018	$(3,345)
prepaid to supplier	$(38,000)	$(38,000)	$(38,000)
Loan from shareholers	$-	$1,500	$1,500
Net cash provided by operating activities	$(34,948)	$(34,948)	$(55,113)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Proceeds from issurance of common stock	-	-	70,875
Net cash provided by financing activities	$-	$-	$70,875
Effect of Exchange Rate on Cash	$(4)	$(4)	$36
Net increase (decrease) in cash and cash equivalents	$(34,952)	$(34,952)	$15,798
Cash and cash equivalents at beginning of the year	$50,750	$50,750	$-
Cash and cash equivalents at end of year	$15,798	$15,798	$15,798

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION
Organization

Mega World Food Holding Company (the Company) is a Nevada corporation formed on September 14, 2010.  At September 14, 2010, the Company acquired 100% ownership of Mega World Food Limited (HK), a Hong Kong China corporation formed in June 24, 2010, owned 100% by founder, chairman and director, Mr. Xiaozhong Wu.   At September 14, 2010, the Company issued 14,972,120 common shares at par value of $0.001 to founder, chairman and director, Mr. Xiaozhong Wu, to acquire 100% ownership of Mega World Food Limited (HK).  Mega World Food Limited (HK) is wholly-owned subsidiary of the Company. The purpose of this transaction was solely to form a U.S. holding company for the business, and this transaction is considered as a combination between entities under common control under the guidance of FASB ASC 805-50-25-2 and 805-50-45.

The principal executive office is located at ROOM C1D, 6/F, WING HING INDUSTRIAL BUILDING, 14 HING YIP STREET, KWUN TONG, KOWLOON, HONG KONG.  The U.S. address is 1995 Bearing Blvd., Sparks, NV 89434.

Business

Through wholly-owned subsidiary Mega World Food Limited (HK), referred to as Mega World HK, the Company’s business is the sale of frozen vegetables in all areas of the world except China.

The Company sell the following types of frozen vegetables:  frozen bamboo shoots, frozen mulberry, frozen white cauliflower, frozen lotus root, frozen green soy bean, frozen broccoli, frozen rape flower, frozen snow bean and frozen sward bean .

These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our chairman.  Lin’an Fengye is currently the primary supplier of the products we sell.

The prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be the same price as Supplier charges other non-affiliated third party distributors or other sales made on a wholesale basis as modified from time to time in Supplier’s discretion but only if the same modification is made for other non-affiliated third party distributors or wholesale purchasers. Supplier has further agreed that it will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the Products.

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from.  Due to the Company’s primary efforts was on the formation of new company, and there were no sales activities incurred, accordingly, the Company is considered as development stage entity.

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.  The Company’s fiscal year end is the last day of September 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Mega World Food Holding Company and Mega World Food Limited (HK).  All significant intercompany balances and transactions have been eliminated in consolidation

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2011, the company had cash and cash equivalents of $15,798.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with FASB ASC 718, Stock-Based Compensation, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.  The Company incurred legal fee of $2,500 and consulting fee of $24,750 by issuing common stocks after the service completed.

Basics and Diluted Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (SFAS) ASC 260, Earnings per Share (EPS).  ASC 260 requires presentation of basis and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

As of March 31, 2011, the Company only issued one type of share, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net income (loss) per common share are the same.

The equation from computing basic and diluted Earning Per Share (EPS) is:

Income (loss) available to common shareholders/Weighted-average shares.

The weighted average share was 2,500,000 and basic and diluted net income (loss) per share was $0.00.

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Revenues include sales of appliance parts in Asia, Europe, and North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had total revenue of $20,000 in the quarter ended at March 31, 2011.  The sales were for soybean kernel unsalted, soybean pods unsalted and salted and shipped on February 21, 2011, FOB Shanghai, China.  The sales payment was received on February 23, 2011 from USA customer Rhee Bros Inc. located at 7461 Coca Cola Drive, Hanover, MD 21076, USA.

Operating Expense

For three month period ending March 31, 2011, there was a total of $2656.97 operating expenses, which include rent expense of $2,508.63, bank service charge of $129.28, and postage of $19.06.

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 855	May 2009	Subsequent Events
ASC 105	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
ASC 820	August 2009	Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value
ASC 260	September 2009	Earnings per Share – Amendments to Section 260-10-S99
ASC 820	September 2009	Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 470	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

ASC 310 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses	July 2010
For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December
15, 2010.
For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE C – RELATED PARTY TRANSACTIONS

Cost of Goods Sold

These food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our chairman.  Lin’an Fengye is currently the main supplier of the Company.  The management believes that the purchase price from Lin’an Fengye will be market price.

For the sales transactions of soybean kernel and soybean pods on February 21, 2011, Lin’an Fengye provided the products for the total cost of $16,800.00.

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE C- RELATED PARTY TRANSACTIONS (Continued)

Prepaid to Supplier

On March 11, 2011, the Company made prepayment for the future purchase to related supplier, Lin’An Fenye Food Company for $20,000; On March 31, 2011, the Company made another prepayment to related supplier, Lin’An Fenye Food Compnay for $18,000.  As of March 31, 2011, there was total balance of $38,000 prepaid to related supplier, Lin’An Fenye Food Compnay.

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001; and 10,000,000 shares of preferred stocks with par value of $0.001.

Mega World Food Holding Company (the Company) is a Nevada corporation formed on September 14, 2010.  On September 14, 2010, the Company acquired 100% of ownership of Mega World Food Limited (HK), a Hong Kong China corporation formed in June 24, 2010, and owned 100% by founder, Mr. Xiaozhong Wu.  At September 14, 2010, the Company issued 14,972,120 common shares at par value of $0.001 for the total amount of $14,972.12 to Mr. Xiaozhong Wu to exchange the ownership of the Mega World Food Limited (HK), for the same amount of value of Mega World Food Limited (HK).  After the acquisition, Mega World Food Limited (HK) is wholly-owned subsidiary of the Company.

The Company issued shares as listed as follows:

Common Stock
Shares

Issued common stocks to founder at $0.001 per share
for organization expenses on 9/14/2010	14,972,120

Issued common stocks to founder at $0.001 per share
for consulting expenses paid by cash on 9/14/2010	5,902,880

Issued common stocks to Williams @$0.01 per share
for services rendered on 9/20/2010	250,000

Issued common stocks to Jian Di @$0.01 per share	2,475,000
for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong Xu
@$0.01 per share for cash on 9/20/2010	1,000,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000

Balance, March 31, 2011	25,000,000

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

On September 30, 2010, the Company issued 25,000,000 shares of its common stock to total 45 shareholders, including restricted shares issued to Founder, Xiaozhong Wu, consultant Jian Di & Yuan Su; and non-affiliated other 42 shareholders, equal to the equity value of $59,112.

The restricted common shares were issued as follows:

	Total Shares	%

Xiaozhong Wu, Chairman & CEO	20,875,000.00	83.50%
Jian Di*	2,475,000.00	9.90%
Yuan Su*	500,000.00	2.00%

Total	23,850,000.00	95.40%

* Jian Di and Yuan Su are husband and wife.

The percentage calculation is based on the total outstanding 25,000, 000 shares

There were no any shares issued for the period from October 1 to December 31, 2010.  Therefore, as of December 31, 2010, there was total share of 25,000,000 outstanding.

NOTE E – Acquisition of Mega World Food Limited (HK)

On September 14, 2010, the Mega World Food Holding Company (the Company) acquired the 100% ownership of a Hong Kong company, Mega World Food Limited (HK) owned by Mr. Xiaozhong Wu.  Mega World Food Limited (HK) was incorporated on June 24, 2010, and incurred setting up, formation or organization activities since June 24, 2010.  Mega World Food Limited (HK) is wholly-owned subsidiary of the Company. The purpose of this transaction was solely to form a U.S. holding company for the business, and this transaction is considered as a combination between entities under common control under the guidance of FASB ASC 805-50-25-2 and 805-50-45.  Under the guidance of FASB ASC 805-50-25-2 and 805-50-45, the accounting of the two entities combination was recorded as combined two entities’ book value, or pooling of interest accounting.

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE E – Acquisition of Mega World Food Limited (HK) (Continued)

The Company incurred registration fee, travel expense, and rent expense for setting up Mega World Food Limited in Hong Kong from June 24, 2010 to September 14, 2010.  The total expense incurred in Hong Kong prior September 14, 2010, the inception date of Mega World Food Holding Company incorporated in the State of Nevada, was fully expensed and listed as follows:

Mega World Food Limited (HK) Expense Prior 9/14/2010
Bank Service Charges	61.75
Registration Fee	2,947.05
Rent Expense	1,226.44
Travel Expense	1,218.69
Total Expense Prior 9/14/2010	5,453.93

The following table summarizes the amounts recognized for assets and liabilities assumed as of the acquisition date, September 14, 2010.

As of September 14, 2010:

HSBC Bank Balance	$710.15
Prepaid Rent Deposit	$8,808.04
Loan from Mr. Xiaozhong Wu	$14,972.12

At September 14, 2010, total consideration of $14,972.12 (common shares of 14,972,120 at $0.001) was transferred to Mr. Xiaozhong Wu.

NOTE F– GOING CONCERN

The Company is currently in the development stage and their activities consist solely of corporate formation, raising capital, and attempting to sell products to generate revenues.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE F – GOING CONCERN (Continued)

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE G – INCOME TAXES

The Company has incurred accumulate net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements.  The net operating loss can be carried forward for 15 years.

The income tax benefit differed from the amount computed by applying the estimated US federal income tax rate of 15% to net loss as a result of the following:

	2011
Computed expected tax benefit	(15.00	) %
State income tax, net of federal benefit	(7.30)
Valuation allowance	22.30

Income tax benefit	-%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2011 is presented below:

Deferred Tax Assets:
2011
Registration Fee for start-up costs	$2,947
Valuation allowance	(2,947)
Net deferred tax assets	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Based upon the lack of historical taxable income and uncertain projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

Accordingly, the Company has provided a valuation allowance against the net deferred tax assets aggregating $2,947 as of March 31, 2011.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" below.

Overview

Through our wholly-owned subsidiary Mega World Food Limited, referred to as Mega World Limited, our business is the sale of frozen vegetables in all areas of the world except China.

We sell the following types of frozen vegetables:  frozen bamboo shoots, frozen mulberry, frozen white cauliflower, frozen lotus root, frozen green soy bean, frozen broccoli, frozen rape flower, frozen snow bean and frozen sward bean.

These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our chairman.  Lin’an Fengye is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

The prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be the same price as Supplier charges other non-affiliated third party distributors or other sales made on a wholesale basis as modified from time to time in Supplier’s discretion but only if the same modification is made for other non-affiliated third party distributors or wholesale purchasers. Supplier has further agreed that it will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the Products.

As of March 31, 2011, we have taken significant steps to implement our business plan and as a result have commenced generating revenues, and during the next 12 months plan to continue implementing our business plan and generating revenues, as follows:

•	We now take the time to communicate with overseas clients and look forward to achieve initial sales volume for 20 tons within 2 months. If practicable; the cost is expected to 15,000 dollars.

•
We intend to continue the implementation of our business plan by introducing products to overseas purchasers of Japan and the United States as well as other countries, which we started on or about May 1, 2011, through the Internet and selectively attending trade fairs of frozen food, which requires approximately 2-3 months to establish the communication with these customers, and is expected to cost $10,000.

•
From July 2011, we anticipate mailing product samples to customers who have indicated an interest in purchasing our products, make equivalent samples, and make sales and purchase letter of intend in accordance with customers' requests. This work requires approximately 2-3 months and is expected to cost $15,000.

•
From September 2011, we intend to confirm related ordering conditions with overseas customer, such as the quantity of ordering products, the price and so on, and make arrangement for production and transportation, which may cost $40,000 assuming we meet our target of 20 -40 tons of sales during a 3 to 4 month period.

•
From December 2011, according to the sales condition of the past several months, we intend to identify and determine 2-3 overseas clients who can make long-term cooperation agreements, and sign long-term sales and purchase agreement, which we hope will increase the monthly sales volume to 80-100 tons, which is expected to cost $100,000.

Any financing needed to implement this plan not provided from operations will be funded by our Chairman Mr. Wu pursuant to his Funding Agreement with us as discussed in “Liquidity and Capital Resources,” below.

As of March 31, 2011, we have generated $20,000 in revenues.

Results of Operations

For the three months ended March 31, 2011.

The Company was organized on June 24, 2010 (the date of inception), therefore, there is no comparable data for three months ended March 31, 2010.

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had total revenue of $20,000 in the quarter ended at March 31, 2011.  The sales were for soybean kernel unsalted, soybean pods unsalted and salted and shipped on February 21, 2011, CNF Baltimore MD, USA.  The sales payment was received on February 23, 2011 from USA customer Rhee Bros Inc. located at 7461 Coca Cola Drive, Hanover, MD 21076, USA.

In summary, for the three months ended March 31, 2011, the Company incurred the total revenue of $ 20,000 and cost of goods sold $16,800 respectively.

Cost of Revenue

These food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our chairman.  Lin’an Fengye is currently the main supplier of the Company.  The prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be the same price as Supplier charges other non-affiliated third party distributors or other sales made on a wholesale basis as modified from time to time in Supplier’s discretion but only if the same modification is made for other non-affiliated third party distributors or wholesale purchasers. Supplier has further agreed that it will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the Products.

For the sales transactions of soybean kernel and soybean pods on February 21, 2011, Lin’an Fengye provided the products for the total cost of $16,800.00.

Therefore, for the three months period ended March 31, 2011, the total cost of goods sold was $16,800.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending March 31, 2011, there was a total of $2656.97 operating expenses, which include rent expense of $2,508.63, bank service charge of $129.28, and postage of $19.06, respectively.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income

As a result of the foregoing, we incurred a net income of $543 for the three month period ended March 31, 2011.

For the six months ended March 31, 2011.

The Company was organized on June 24, 2010 (the date of inception), therefore, there is no comparable data for six months ended March 31, 2010.

Revenue

We had $20,000 revenue for the six months ended March 31, 2011.  Revenues include sales of frozen vegetable in North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had total revenue of $20,000 in the quarter ended at March 31, 2011.  The sales were for soybean kernel unsalted, soybean pods unsalted and salted and shipped on February 21, 2011, CNF Baltimore MD, USA .  The sales payment was received on February 23, 2011 from USA customer Rhee Bros Inc. located at 7461 Coca Cola Drive, Hanover, MD 21076, USA.

Cost of Revenue

Our Cost of Goods Sold for the six months ended March 31, 2011 was $16,800.

These food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our chairman.  Lin’an Fengye is currently the main supplier of the Company.  The management believes that the purchase price from Lin’an Fengye will be market price.

For the sales transactions of soybean kernel and soybean pods on February 21, 2011, Lin’an Fengye provided the products for the total cost of $16,800.00.

Expense

Our expenses consist of selling, general and administrative expenses.

We had $6,665.60 in expenses in the six months ended March 31, 2011 for the total operating expenses.  The operating expenses were for bank service charge of $129.28, postage of $1906, rent of $5017.26, and SEC Edgarzation charge of $1,500.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income

As a result of the foregoing, we incurred a net loss of $3,466 for the six month period ended March 31, 2011.

Commitments and Contingencies

Our food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our chairman.  Lin’an Fengye is currently the primary supplier of the products we sell.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Mega World Food Holding Company; Hong Kong dollars to be its functional currency in Hong Kong’s Mega World Food Limited (Hong Kong).   Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  The exchange rate of issuance of common stocks to shareholders was used as one U.S. dollar to 7.773 Hong Kong dollar.  Statement of operations amounts were translated to U.S. dollars using the historic rate, i.e., the rate at first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Liquidity and Capital Resources

	At September 30	At March 31
	2010	2011

Current Ratio	-	-
Cash	$50,750	$15,798
Working Capital	$59,112	$55,643
Total Assets	$59,112	$57,143
Total Liabilities	$0	$1,500

Total Equity	$59,112	$55,643

Total Debt/Equity	0	0.03

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $15,798 at March 31, 2011 and the working capital of $55,643.

The total debt of $1,500 as of March 31, 2011 that is included the amount of $1,500 loans from shareholder for the Edgarzation fee.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $75,000 annually will be funded by Mr. Wu, our President pursuant to the Funding Agreement described below.  There is no dollar limit to the amount he has agreed to provide.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

In addition, we will need to secure a minimum of $60,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above, or any planned material acquisitions.

On March 22, 2011, we entered into a Funding Agreement with Xiaozhong Wu, our president and Director (“Lender”) to provide operational and going and staying public funding for us as follows:

1.  FUNDING

The Company requires and will continue to require funding for the Company for its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses (the “Funding”).  Lender agrees to provide all Funding needed by the Company for its operations and for the Company’s going and staying public in the U.S. on the terms and conditions set forth in the Agreement.

2.  TERM

The term of the Agreement began as of the date of this Agreement and terminates when the Company generates operating revenues or receives other financing in amounts necessary to fund its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses.

3.  FUNDING TERMS

The Funding will be provided by Lender on a non-interest bearing basis due upon demand.  There is no limit on the amount of Funding which must be provided under the Agreement, and Lender agrees to provide all needed Funding.  Lender further represents that he has sufficient liquid assets to meet all of Funding obligations under the Agreement.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers.  The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mega World Food Holding Company
 By:

Title	Name	Date	Signature
Principal Executive Officer	Xiaozhong Wu	June 3, 2011	/s/ Xiaozhong Wu

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Xiaozhong Wu	Xiaozhong Wu	Principal Executive Officer and Director	June 3, 2011
/s/ Yaping He	Yaping He	Principal Financial Officer and Principal Accounting Officer and Director	June 3, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.