Form 10-Q
period 2011-06-30
MEGA WORLD FOOD HOLDING CO
filed 2011-08-15
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number
333-171046

MEGA WORLD FOOD HOLDING COMPANY
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2011 there were 25,000,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

MEGA WORLD FOOD HOLDING COMPANY

 (A Development Stage Enterprise)

Unaudited Financial Statements

AS OF JUNE 30, 2011
 AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO JUNE 30, 2011

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2011	2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,006	$50,750
Prepaid to supplier, Net	$38,000
Prepaid Rent Deposit, Net	836	$8,362
Total Current Assets	$42,842	$59,112

TOTAL ASSETS	$42,842	$59,112

LIABILITIES & EQUITY

Liabilities
Current Liabilities
Loan from Shareholders	8,740.00
Total Other Current Liabilities	$8,740.00	$-

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding.

Common stock, $0.001 par value; 100,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2010.
	$25,000	$25,000
Paid-in capital	73,125	$73,125
Deficit accumulated during the development stage	(64,059)	$(39,053)
Accumulated other comprehensive income (loss)	36	$40
Total stockholders' equity	$34,102	$59,112

TOTAL LIABILITIES & EQUITY	$42,842	$59,112

* Derived from 9/30/2010 audited financial statements

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF INCOME (LOSS)
					Cumulative from
	Three Month Ended	Three Month Ended	Nine Months Ended	Nine Months Ended	June 24, 2010
	June 30	June 30	June 30	June 30	(Date of Inception)
	2011	2010	2011	2010	to June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$-	$-	$20,000	$-	$20,000
Cost of Goods Sold	$-	$-	$16,800	$-	$16,800
Gross Profit	$-		$3,200		$3,200
Operating expenses:
General and administrative expenses	21,541	2,947	28,206	2,947	67,259
Total Operating Expenses	$21,541	2,947	$28,206	$2,947	$67,259
Operating Loss	$(21,541)	$(2,947)	$(25,006)	$(2,947)	$(64,059)
Interest income, net	$-				$-
Other Income,net	$-				$-
Interest Expense, net	$-				$-
Income before taxes	$(21,541)	$(2,947)	$(25,006)	$(2,947)	$(64,059)
Income tax expense	$-		$-	$-	$-
Net Income (Loss)	$(21,541)	$(2,947)	$(25,006)	$(2,947)	$(64,059)

Net Income (Loss) per common share-Basic	$-	$-	$-	$-	$-
Net Income (Loss) per common share-Diluted	$-	$-	$-	$-	$-

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	(4)	-	36
Other comprehensive income (loss)	-	-	(4)	-	$36
Comprehensive Loss	(21,541)	(2,947)	(25,010)	(2,947)	$(64,023)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
FOR THE PERIOD ENDED JUNE 30, 2011
(Unaudited)				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
June 24, 2010	-	$-	$-	$-		$-

Issued common stocks to founder at $0.001 per share
for organization expenses on 9/14/2010	20,875,000	$20,875				$20,875

Issued common stocks to Williams @$0.01 per share
for services rendered on 9/20/2010	250,000	$250	$2,250			$2,500

Issued common stocks to Jian Di @$0.01 per share	2,475,000	$2,475	$22,275			$24,750
for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong Xu
@$0.01 per share for cash on 9/20/2010	1,000,000	$1,000	$9,000			$10,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000	$400	$39,600			$40,000

Adjustment for currency rate exchange					$40	$40

Net loss for the period ended September 30, 2010				$(39,053)		$(39,053)
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(39,053)	$40	$59,112

Net loss for the three month ended December 31, 2010				$(4,009)		$(4,009)
Balance, December 31, 2010	25,000,000	$25,000	$73,125	$(43,062)	$40	$55,103

Adjustment for currency rate exchange					$(4)	$(4)

Net Income for the period ended March 31, 2011				$543		$543
Balance, March 31, 2011	25,000,000	$25,000	$73,125	$(42,518)	$36	$55,642

Net loss for the three month ended June 30, 2011				$(21,541)		$(21,541)
Balance, June 30, 2011	25,000,000	$25,000	$73,125	$(64,059)	$36	$34,102

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
					Cumulative from
					June 24,
	Three Month Ended	Three Month Ended	Nine Month Ended	Nine Months Ended	2010 (Date of
	June 30	June 30	June 30	June 30	Inception) Through
	2011	2010	2011	2010	June 30, 2011
	(Unaudited)	(Unaudeted)	(Unaudieted)	(Unaudeted)	(Unaudited)
Operating Activities:
Net loss	$(21,541)	$(2,947)	$(25,006)	$(2,947)	$(64,059)

Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	$-				$2,500
Non-cash portion of share based consulting expense	$-				$24,750
Prepaid Deposit	$2,509		$7,526		$(836)
prepaid to supplier	$-		$(38,000)		$(38,000)
Loan from shareholders	$7,240		$8,740		$8,740
Net cash provided by operating activities	$(11,792)		$(46,740)		$(66,905)

Investing Activities:
Net cash provided by investing activities	$-		$-		$-

Financing Activities:
Proceeds from issuance of common stock	-	2,947	-	2,947	70,875
Net cash provided by financing activities	$-	$2,947	$-	$2,947	$70,875
Effect of Exchange Rate on Cash	$-		$(4)	$-	$36
Net increase (decrease) in cash and cash equivalents	$(11,792)	$-	$(46,744)	$-	$4,006
Cash and cash equivalents at beginning of the year	$15,798	$-	$50,750	$-	$-
Cash and cash equivalents at end of year	$4,006	$-	$4,006	$-	$4,006

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2011, the company had cash and cash equivalents of $4,006.

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

As of June 30, 2011, the Company only issued one type of share, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net income (loss) per common share are the same.

The equation from computing basic and diluted Earning Per Share (EPS) is:

Income (loss) available to common shareholders/Weighted-average shares.

The weighted average share was 2,500,000 and basic and diluted net income (loss) per share was $0.00.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Revenues include sales of the sale of frozen vegetables in all areas of the world except China.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had total revenue of $20,000.  The sales were for soybean kernel unsalted, soybean pods unsalted and salted and shipped on February 21, 2011, FOB Shanghai, China.  The sales payment was received on February 23, 2011 from USA customer Rhee Bros Inc. located at 7461 Coca Cola Drive, Hanover, MD 21076, USA.

Operating Expense

For three month period ending June 30, 2011, there was a total of $21,540.63 operating expenses, which include rent expense of $2,508.63, legal fee of $6,250.00, SEC filing fee $990, and transfer agent service fee of $11,792.

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

MEGA WORLD FOOD HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE C- RELATED PARTY TRANSACTIONS (Continued)

Prepaid to Supplier

On March 11, 2011, the Company made prepayment for the future purchase to related supplier, Lin’An Fenye Food Company for $20,000; On March 31, 2011, the Company made another prepayment to related supplier, Lin’An Fenye Food Compnay for $18,000.  As of June 30, 2011, there was total balance of $38,000 prepaid to related supplier, Lin’An Fenye Food Compnay.

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

The income tax benefit differed from the amount computed by applying the estimated US federal income tax rate of 15% to net loss as a result of the following:

2011
Computed expected tax benefit                                                                        (15.00) %
State income tax, net of federal benefit                                                             (7.30)
Valuation allowance                                                                                            22.30
Income tax benefit                                                                                                  - %

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2011 is presented below:

Deferred Tax Assets:
                       2011
Registration Fee for start-up costs                                                                         $2,947
Valuation allowance                                                                                                  (2,947)
Net deferred tax assets                                                                                                     $ -

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

Accordingly, the Company has provided a valuation allowance against the net deferred tax assets aggregating $2,947 as of June 30, 2011.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

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

The prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be the same price as Supplier charges other non-affiliated third party distributors or other sales made on a wholesale basis as modified from time to time in Supplier’s discretion but only if the same modification is made for other non-affiliated third party distributors or wholesale purchasers. Supplier has agreed that it will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the Products.

Results of Operations

For the three months ended June 30, 2011 vs June 30, 2010:

The Company was organized on June 24, 2010 (the date of inception), therefore, the financial data for three months ended June 30, 2010 was for June 24, 2010 (the date of inception) to June 30, 2010.

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended June 30, 2011 and June 30, 2010, the Company incurred no revenue, respectively.

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

For the three months period ended June 30, 2011 and June 30, 2010, the total cost of goods sold was zero, $0, respectively.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending June 30, 2011, there was a total of $21540.63 operating expenses, which include rent expense of $2,508.63, SEC filing fee of $990, legal fee of $6,250, and transfer agent fee of $11,792, respectively.

For three month period ending June 30, 2010, there was a total of $2,947 operating expenses which was start-up registration fee at June 24, 2010.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income

As a result of the foregoing, we incurred net loss of $21,541 for the three month period ended June 30, 2011, and net loss of $2,947 for the three month period ended June 30, 2010, respectively.

For the nine months ended June 30, 2011 vs. June 30, 2010:

The Company was organized on June 24, 2010 (the date of inception), therefore, the financial data for nine months ended June 30, 2010 was for June 24, 2010 (the date of inception) to June 30, 2010.

Revenue

We had $20,000 revenue for the nine months ended June 30, 2011.  The Company had total revenue of $20,000.  The sales were for soybean kernel unsalted, soybean pods unsalted and salted and shipped from port of Shanghai, China on February 21, 2011, to RHEE Bros, Inc., Baltimore, MD 21076, USA.  The sales payment was received on February 23, 2011 from USA customer Rhee Bros Inc. located at 7461 Coca Cola Drive, Hanover, MD 21076, USA

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the nine months ended June 30, 2010, there was no sales incurred.

Cost of Revenue

Our Cost of Goods Sold for the nine months ended June 30, 2011 was $16,800.  For the sales transactions of soybean kernel and soybean pods on February 21, 2011, Lin’an Fengye provided the products for the total cost of $16,800.

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

For nine months ended June 30, 2010, there was no cost of goods sold incurred.

Expense

Our expenses consist of selling, general and administrative expenses.

We had $28,206 in expenses in the nine months ended June 30, 2011 for the total operating expenses.  The operating expenses were for bank service charge of $129.28, postage of $19.06, rent of $7,525.89, and SEC Edgarzation charge of $2,490, legal fee of $6,250, and transfer agent service fee of $11,792.

We had $2,947 in the nine months ended June 30, 2010 for the total operating expense which was start-up registration fee at June 24, 2010.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income

As a result of the foregoing, we incurred a net loss of $25,006 for the nine month period ended June 30, 2011 and net loss of $2,947, respectively.

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

Liquidity and Capital Resources

	At September 30	At June 30
	2010	2011

Current Ratio	-	-
Cash	$50,750	$4,006
Working Capital	$59,112	$34,102
Total Assets	$59,112	$42,842
Total Liabilities	$0	$8,740

Total Equity	$59,112	$34,102

Total Debt/Equity	0	0.26

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $4,006 at June 30, 2011 and the working capital of $34,102.

The total debt of $8,740 as of June 30, 2011 that is included loans from shareholder for the Edgarzation fee and legal fee.

Until we generate additional operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $75,000 annually.  There is no dollar limit to the amount he has agreed to provide.  If we fail to meet these requirements, we may lose our qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

In addition, we will need to secure a minimum of $60,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public and for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

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

Our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2010 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2010, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA WORLD FOOD HOLDING COMPANY, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Xiaozhong Wu	August 15, 2011	/s/ Xiaozhong Wu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Ziaozhong Wu	Xiaozhong Wu	Principal Executive Officer and Director	August 15, 2011
/s/ Yaping He	Yaping He	Principal Financial Officer and Principal Accounting Officer	August 15, 2011

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 **	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 **	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002