Form 10-K
period 2011-09-30
MEGA WORLD FOOD HOLDING CO
filed 2012-02-16
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The Registrant’s Common Stock did not trade as of March 31, 2012.

The number of outstanding shares of Registrant’s Common Stock was 25,000,000 shares as of January 1, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Mega World Food Holding Company (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Flurida Group”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

Organization

Mega World Food Holding Company is a Nevada corporation formed on September 14, 2010.  At September 14, 2010, the Company acquired 100% ownership of Mega World Food Limited (HK), a Hong Kong China corporation formed in June 24, 2010, owned 100% by our founder, chairman and director, Mr. Xiaozhong Wu.   At September 14, 2010, the Company issued 14,972,120 common shares at par value of $0.001 to our founder, chairman and director, Mr. Xiaozhong Wu, to acquire 100% ownership of Mega World Food Limited (HK).  Mega World Food Limited (HK) is wholly-owned subsidiary of the Company. The purpose of this transaction was solely to form a U.S. holding company for our business.

-

General

Through our wholly-owned subsidiary Mega World Food Limited, referred to as Mega World Limited, our business is the sale of frozen vegetables in all areas of the world except China under our Distribution Agreement with Lin’an Fengye Food Co., Ltd.

We sell the following types of frozen vegetables:  frozen bamboo shoots, frozen mulberry, frozen white cauliflower, frozen lotus root, frozen green soy bean, frozen broccoli, frozen rape flower, frozen snow bean and frozen sward bean.

The frozen food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our chairman.  Lin’an Fengye is currently the primary supplier of the products we will sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

The prices to be paid by for frozen vegetable products purchased pursuant to the Distribution Agreement shall be the same price as Supplier charges other non-affiliated third party distributors or other sales made on a wholesale basis as modified from time to time in Supplier’s discretion but only if the same modification is made for other non-affiliated third party distributors or wholesale purchasers. Supplier has further agreed that it will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the Products.

As of September 30, 2011, we have taken significant steps to implement our business plan and as a result have commenced generating revenues, and during the next 12 months plan to continue implementing our business plan and generating revenues, as follows:

•
We intend to extend the potential purchasers in Japan and the United States market as well as other countries, which we anticipate starting on or about May 1, 2012, through the Internet and selectively attending trade fairs of frozen food, which requires approximately 2-3 months to establish the communication with these customers, and is expected to cost $20,000.

•
From July 2012, we anticipate mailing product samples to customers who have indicated an interest in purchasing our products, make equivalent samples, and make sales and purchase letter of intend in accordance with customers' requests. This work requires approximately 2-3 months and is expected to cost $20,000.

•
From September 2012, we intend to confirm related ordering conditions with overseas customers, such as the quantity of ordering products, the price and so on, and make arrangement for production and transportation, which may cost $50,000 assuming we meet our sales targets during a 3 to 4 month period.

•
From December 2012, according to the sales condition of the past several months, we intend to identify and determine about 2-3 overseas clients who can make long-term cooperation agreements, and sign long-term sales and purchase agreement, which we hope will increase the sales volume and which is expected to cost $90,000.

Any financing needed to implement this plan not provided from operations will be funded by our Chairman Mr. Wu pursuant to his Funding Agreement with us as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” below.

Since inception, we have generated an aggregate of $20,000 of revenues from the sale of frozen vegetables.

Customers

We sell our frozen vegetable products to the frozen vegetable wholesalers and other distributors.

Markets

We sell our frozen vegetable products in throughout the world except China.

Marketing

Our products are sold directly by our officers, directors and employees to customers and potential customers.  We locate these customers primarily by personal contacts or referrals.

Our Competition and Our Market Position

Competition within the vegetables industry is intense. We will compete with both large scale state-owned enterprises and smaller scale private companies. In addition, we also face competition from international vegetables resellers.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Our major frozen vegetable competitors are Yantai Taizi Food Company and Ningbo Haitong Food Company as well as other frozen vegetable distributors.

We compete with these and other suppliers based upon the quality of our products, low cost management, management’s knowledge of the industry, and professional service.

Research and Development

We have not incurred research and development expenses in the last two fiscal years.

Our Intellectual Property

We have no intellectual property.

Our Employees

Our only employees are our management.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

Our business office address in Hong Kong is ROOM C1D, 6/F, WING HING INDUSTRIAL BUILDING, 14 HING YIP STREET, KWUN TONG, KOWLOON, HONG KONG.

☐	Tel: 00852-21101865
☐	Name of Landlord: HK WINNER INT’L BUSINESS LIMITED
☐	Monthly Rental: $836/per month
☐	Number of Square Meter: 50 Square Meters
☐	Term of Lease: One year from August 1, 2011 to July 31, 2012

The property is adequate for our current needs.  We do not intend to renovate, improve, or develop properties.  We are not subject to competitive conditions  for  property  and currently  have  no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.       Submission of Matters to a Vote of Security Holders

None
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is qualified to be quoted on the Over-The-Counter Bulletin Board under the symbol “MWFH.”   The stock has not traded.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We will continue to sell frozen vegetable products through our wholly-owned subsidiary Mega World Food Limited, referred to as Mega World Limited, our business is the sale of frozen vegetables in all areas of the world except China.

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

As of September 30, 2011, we have taken significant steps to implement our business plan and as a result have commenced generating revenues, and during the next 12 months plan to continue implementing our business plan and generating revenues, as follows:

•
We intend to extend the potential purchasers in Japan and the United States market as well as other countries, which we anticipate starting on or about May 1, 2012, through the Internet and selectively attending trade fairs of frozen food, which requires approximately 2-3 months to establish the communication with these customers, and is expected to cost $20,000.

•
From July 2012, we anticipate mailing product samples to customers who have indicated an interest in purchasing our products, make equivalent samples, and make sales and purchase letter of intend in accordance with customers' requests. This work requires approximately 2-3 months and is expected to cost $20,000.

•
From September 2012, we intend to confirm related ordering conditions with overseas customers, such as the quantity of ordering products, the price and so on, and make arrangement for production and transportation, which may cost $50,000 assuming we meet our sales targets during a 3 to 4 month period.

•
From December 2012, according to the sales condition of the past several months, we intend to identify and determine about 2-3 overseas clients who can make long-term cooperation agreements, and sign long-term sales and purchase agreement, which we hope will increase the sales volume and which is expected to cost $90,000.

Any financing needed to implement this plan not provided from operations will be funded by our Chairman Mr. Wu pursuant to his Funding Agreement with us as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” below.

Since inception, we have generated an aggregate of $20,000 of revenues from the sale of frozen vegetables.

Results of Operations

 For the year ended September 30, 2011 vs. September 30, 2010:

The Company was organized on June 24, 2010 (the date of inception), therefore, the financial data for the year ended September 30, 2010 was for June 24, 2010 (the date of inception) to September 30,, 2010.

Revenue

We had $20,000 revenue for the year ended September 30, 2011.   The sales were for soybean kernel unsalted, soybean pods unsalted and salted and shipped from port of Shanghai, China on February 21, 2011, to RHEE Bros, Inc., Baltimore, MD 21076, USA.  The sales payment was received on February 23, 2011 from USA customer Rhee Bros Inc. located at 7461 Coca Cola Drive, Hanover, MD 21076, USA

Revenues were recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the year ended September 30, 2010, there was no sales incurred.

Cost of Revenue

Our Cost of Goods Sold for the year ended September 30, 2011 was $16,800.  For the sales transactions of soybean kernel and soybean pods on February 21, 2011, Lin’an Fengye provided the products for the total cost of $16,800.

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

For year ended September 30, 2010, there was no cost of goods sold incurred.

Expense

Our expenses consist of selling, general and administrative expenses.

For the fiscal year ended September 30, 2010, there was a total of $39,053 operating expenses, which include consulting expense of $30,652.88, rent expense of $1,672.42, travel expense of $1,218.69, business set up and registration fee of $2,947.05, and legal service of $2,500.

For the total consulting expense of $30,653, there was consulting fee of $ 24,750 by issuing common stocks after the service completed, and the consulting fee of $5,902.88 by cash payment.

For the fiscal year ended September 30, 2011, there were a total of $ 52,899 operating expenses, which include legal fee of $ 18,750, SEC filling Fee of $ 3,500, Auditing/Accounting Fee of $5,000.rent expense of $10,034.52, registration fee of $ 2,100, and other expenses of $ 13,514.48.
-

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred a net loss of $49,699 for the year ended September 30, 2011, and net loss of  $39,053 for the year ended September 30, 2010, respectively.

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

Liquidity and Capital Resources

Liquidity and Capital Resources

	At September 30	At September 30
	2011	2010

Current Ratio	1.23	0
Cash	$3,956	$50,750
Working Capital	$9,413	$59,112
Total Assets	$50,318	$59,112
Total Liabilities	$40,905	$0

Total Equity	$9,413	$59,112

Total Debt/Equity	4.35	0

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $3,956 at September 30, 2011 and the working capital of $9,413.  The Company had cash of $50,750 at September 30, 2010 which was received from shareholders subscription of stocks.

The total debt of $40,905 as of September 30, 2011 that is included loans from shareholder for the Edgarzation fee,Auditing/accounting fee, and legal fee.

Until we generate additional operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $75,000 annually will be funded by our President under the Funding Agreement.  There is no dollar limit to the amount he has agreed to provide.  If we fail to meet these requirements, we may lose our qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

In addition, we will need to secure a minimum of $212,000 in funds to finance our currently anticipated business plan to focus on frozen vegetable production and sales in overseas market in the next 12 months, in addition to the funds which will be used to stay public and for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

MEGA WORLD FOOD HOLDING COMPANY

(A Development Stage Enterprise)

Audited Financial Statements

AS OF SEPTEMBER 30, 2011, 2010
 AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO SEPTEMBER 30, 2011

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Mega World Food Holding Company.

We have audited the accompanying consolidated balance sheets of Mega World Food Holding Company as of September 30, 2011, and 2010, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended September 30, 2011, and 2010,  and the cumulative period from June 24, 2010 (date of inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega World Food Holding Company as of September 30, 2011, 2010, and the results of its operations and their cash flows for year ended September 30, 2011, and 2010, and the cumulative period from June 24, 2010 (date of inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

February 10, 2012

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
	September 30	September 30
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,956	$50,750
Prepaid rent deposit, net	8,362	8,362
Prepaid deposit to supplier	38,000	-
Total Current Assets	$50,318	$59,112

TOTAL ASSETS	$50,318	$59,112

LIABILITIES & EQUITY
Current liabilities:
Account Payable	$6,250	$-
Total Current Liabilities	$6,250	$-

Other current liabilities:
Loan from Shareholders	$34,655	$-
Total Other Current Liabilities	$34,655	$-

Total Liabilities	$40,905	$-

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
authorized; 25,000,000 shares issued and
outstanding at September 30, 2011.	$25,000	$25,000
Paid-in capital	73,125	73,125
Deficit accumulated during the development stage	(88,752)	(39,053)
Accumulated other comprehensive income (loss)	40	40
Total stockholders' equity	$9,413	$59,112

TOTAL LIABILITIES & EQUITY	$50,318	$59,112

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS
			Cumulative from
	Year Ended	Year Ended	June 24, 2010
	September 30,	September 30,	(Date of Inception)
	2011	2010	to September 30, 2011
Revenues:	$20,000	$-	$20,000
Cost of Goods Sold	16,800	-	16,800
Gross Profit	$3,200	$-	$3,200
Operating expenses:
General and administrative expenses	$52,899	$39,053	$91,952
Total Operating Expenses	$52,899	$39,053	$91,952
Operating Loss	$(49,699)	$(39,053)	$(88,752)
Interest income, net	$-	$-	$-
Other Income, net	$-	$-	$-
Interest Expense, net	$-	$-	$-
Loss before taxes	$(49,699)	$(39,053)	$(88,752)
Loss tax expense	$-	$-	$-
Net Loss	$(49,699)	$(39,053)	$(88,752)

Net Loss per common share-Basic	$-	$-	$-
Net Loss per common share-Diluted	$-	$-	$-

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	40	40
Other comprehensive loss	$-	$40	$40
Comprehensive Loss	$(49,699)	$(39,013)	$(88,712)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
June 24, 2010	-	$-	$-	$-		$-

Issued common stocks to founder at $0.001 per
share for organization expenses on 9/14/2010	20,875,000	$20,875				$20,875

Issued common stocks to Williams @$0.01 per
share for services rendered on 9/20/2010	250,000	$250	$2,250			$2,500

Issued common stocks to Jian Di @$0.01 per	2,475,000	$2,475	$22,275			$24,750
share for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong
Xu @$0.01 per share for cash on 9/20/2010	1,000,000	$1,000	$9,000			$10,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000	$400	$39,600			$40,000

Adjustment for currency rate exchange					$40	$40

Net loss for the period ended September 30, 2010				$(39,053)		$(39,053)
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(39,053)	$40	$59,112

Adjustment for currency rate exchange					$-	$-

Net loss for the period ended September 30, 2011				$(49,699)		$(49,699)
Balance, September 30, 2011	25,000,000	$25,000	$73,125	$(88,752)	$40	$9,413

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
			Cumulative from
			June 24,
	Year Ended	Year Ended	2010 (Date of
	September 30	September 30	Inception) Through
	2011	2010	September 30, 2011

Operating Activities:
Net loss	$(49,699)	$(39,053)	$(88,752)

Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	2,500	2,500
Non-cash portion of share based consulting expense	-	24,750	24,750
Prepaid deposit to supplier	(38,000)	-	(38,000)
Prepaid rent deposit	-	(8,362)	(8,362)
Account Payable	6,250	-	6,250
Loan from Shareholders	34,655	-	34,655
Net cash provided by operating activities	$(46,794)	$(20,165)	$(66,959)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Proceeds from issurance of common stock	$-	70,875	70,875
Net cash provided by financing activities	$-	$70,875	$70,875

Effect of Exchange Rate on Cash	$-	$40	$40
Net increase (decrease) in cash and cash equivalents	$(46,794)	$50,750	$3,956
Cash and cash equivalents at beginning of the year	$50,750	$-	$-
Cash and cash equivalents at end of year	$3,956	$50,750	$3,956

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

The principal executive office is located at ROOM C1D, 6/F, WING HING INDUSTRIAL BUILDING, 14 HING YIP STREET, KWUN TONG, KOWLOON, HONG KONG.  The U.S. address is 1995 Baring Blvd., Sparks, NV 89434.

Business

Through wholly-owned subsidiary Mega World Food Limited (HK), referred to as Mega World HK, the Company’s business is the sale of frozen vegetables in all areas of the world except China.

The Company will sell the following types of frozen vegetables:  frozen bamboo shoots, frozen mulberry, frozen white cauliflower, frozen lotus root, frozen green soy bean, frozen broccoli, frozen rape flower, frozen snow bean and frozen sward bean.

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

NOTE A- BUSINESS DESCRIPTION (Continue)

Business (Continue)

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

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2011, the company had cash and cash equivalents of $3,956.

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

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2011, there were no fixed assets in the Company’s balance sheets.

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

As of September 30, 2011, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Operating Expense

For the fiscal year ended September 30, 2010, there was a total of $39,053 operating expenses, which include consulting expense of $30,652.88, rent expense of $1,672.42, travel expense of $1,218.69, business set up and registration fee of $2,947.05, and legal service of $2,500.

For the total consulting expense of $30,653, there was consulting fee of $ 24,750 by issuing common stocks after the service completed, and the consulting fee of $5,902.88 by cash payment.

For the fiscal year ended September 30, 2011, there were a total of $ 52,899 operating expenses, which include professional fee of $ 27,250, rent expense of $10,034.52, registration fee of $ 2,100, and other expenses of $ 13,514.48.

Detail was showed in Exhibit A.

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases in Hong Kong. The lease term is from August 01, 2011 through July 31, 2012 and requires a HKD 6,500 monthly lease payment, and this office is located at Wing Hing Industrial Building, 14 Hing Yip Street, Kwun Tong, Kowloon, Hong Kong.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC-310 Receivables	July 2010
For public entities, the disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting period ending on or after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

Since the date of Company’s inception on June 24, 2010, the officers and directors Xiaozhong Wu have advanced the amount of $ 34,655 to the Company for incorporation and operation as of September 30, 2011. The outstanding balance is due on demand and no agreement was signed.

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

Prepaid Deposit to Supplier

In March 2011, the Company prepaid $ 38,000 deposit to supplier, Lin’an Fengye Food Co., Ltd, for ensuring timely delivery for later purchases.

Therefore, as of September 30, 2011, the Company had $ 38,000 prepaid deposit to supplier.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

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

The Company issued shares as listed as follows:

Common Stock
Shares

Issued common stocks to founder at $0.001 per share
for organization expenses on 9/14/2010	14,972,120

Issued common stocks to founder at $0.001 per share
for consulting expenses paid by cash on 9/14/2010	5,902,880

Issued common stocks to Williams @$0.01 per share
for services rendered on 9/20/2010	250,000

Issued common stocks to Jian Di @$0.01 per share	2,475,000
for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong Xu
@$0.01 per share for cash on 9/20/2010	1,000,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000

Balance, September 30, 2010	25,000,000

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

On September 30, 2010, the Company issued total 25,000,000 shares of its common stock to total 45 shareholders, including restricted shares issued to Founder, Xiaozhong Wu, consultant Jian Di & Yuan Su; and non-affiliated other 42 shareholders, equal to the equity value of $59,112.

The restricted common shares were issued as follows:

	Total Shares	%

Xiaozhong Wu, Chairman & CEO	20,875,000.00	83.50%

Jian Di*	2,475,000.00	9.90%

Yuan Su*	500,000.00	2.00%

Total	23,850,000.00	95.40%

* Jian Di and Yuan Su are husband and wife.

The percentage calculation is based on the total outstanding 25,000, 000 shares

There was no share issued for the fiscal year ended September 30, 2011.

Therefore, as of September 30, 2011, there was total share of 25,000,000 outstanding.

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

NOTE G – INCOME TAXES

The Company has incurred net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements.  The net operating loss can be carried forward in 15 years.

The income tax benefit differed from the amount computed by applying the US federal income tax rate of 15% to net loss as a result of the following:

	2010		2011
Computed expected tax benefit	(15.00	) %	(15.00)%
State income tax, net of federal benefit	(7.30)		(9.30)
Valuation allowance	22.30		(24.3)

Income tax benefit	-%		-%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2011 is presented below:

Deferred Tax Assets:
	2010	2011
Registration Fee for start-up costs	$2,947	$-
Valuation allowance	(2,947)	$-
Net deferred tax assets	$-	$-

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE G – INCOME TAXES (Continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

Based upon the lack of historical taxable income and uncertain projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets aggregating $2,947 as of September 30, 2011.

Exhibit A

			Cumulative from
	Year Ended	Year Ended	June 24,2010
	September 30,	September 30,	(Date of Inception)
Expense	2011	2010	to September 30, 2011
Bank Service Charges	203.43	61.75	265.18
Postage and Delivery	19.06	-	19.06
Consulting Expense	-	30,652.88	30,652.88
Registration fee	2,100.00	2,947.05	5,047.05
Professional Fees
SEC filling Fee	3,500.00	-	3,500.00
Auditing/Accounting Fee	5,000.00	-	5,000.00
Legal fee	18,750.00	2,500.00	21,250.00
Total Professional Fees	27,250.00	2,500.00	29,750.00
Rent Expense	10,034.52	1,672.42	11,706.94
Travel Expense	-	1,218.69	1,218.69
SEC Edgarzation Fee	1,500.00	-	1,500.00
Transfer Agent Service	11,792.00	-	11,792.00
Total Expense	52,899.01	39,052.79	91,951.80

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2010 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures are not effective.

Evaluation of Internal Control Over Financial Reporting

This evaluation is not required of a Section 15(d) reporting company such as the Company.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Xiaozhong Wu	38	Chairman of the Board, Chairman, and CEO
Yaping He	38	Chief Financial Officer and Chief Accounting Officer; Director

Xiaozhong Wu has held the position of chairman of Mega World Food Holding Company since inception in September  2010. Mr. Wu has held the position of chairman of Mega World Food Limited (HK) since inception in June 2010. Since June 2006, he has been Chairman of Lin’an Fengye Food Co. Ltd.  From May 2000 to May 2006, he was the general manager of Hangzhou Kangdaqing Frozen Food Co., Ltd. He brings his years of experience in vegetable cultivation, processing and sales to the Board. Mr. Wu graduated from animal husbandry and veterinary department of Zhejiang University with a Bachelor degree. He brings many years of experience in the management and operations of a business in our industry as well as his educational background to our Board of Directors.

Yaping He has served as CFO of Mega World Food Holding Company since inception in September 2010.  Since June 2006, she has been CFO of Lin’an Fengye Food Co. Ltd.  From May 2000 to May 2006, she was the financial director in Hangzhou Kangdaqing Frozen Food Co. Ltd., engaged in financial work and brings her years of financial related education and experience as well as experience related to our industry to the Board. Mrs. He graduated from Zhejiang Radio and TV University in July 1999, the major of accounting.

Mr. Wu, our chairman and director, will devote approximately 60% of his time, and Ms. He, our CFO and director will devote all her time to our business.

Family Relationships

Xiaozhong Wu and Yaping He are husband and wife.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Since inception, we have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Board of Directors

Director Compensation

Since inception, we have not paid any compensation to our two directors and we have no agreements or understandings, written or oral, to pay them compensation.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xiaozhong Wu	0	0	0	0	0	0	0
Yaping He	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is Maoli Village, Longgang Town, Lin’an City, Zhejiang Province, 311322,People’s Republic of China.

Name	Number of Shares of Common stock	Percentage
Xiaozhong Wu [1]	20,875,000	83.50%
Yaping He [1]	20,875,000	83.50%
Jian Di [2]	2,975,000	11.90%
Yuan Su[2]	2,975,000	11.90%
All executive officers and directors as a group [2 persons]	23,850,000	95.40%

[1]  Mr. Wu and Mrs. He are husband and wife.  The shares are owned of record by our founder, chairman and director, Mr. Xiaozhong Wu.  Yaping He disclaims beneficial ownership of these shares.

[2] Mr. Di and Mrs. Su are husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 25,000,000 shares of common stock outstanding as of September 30, 2011.

Securities authorized for issuance under equity compensation plans

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 14, 2010, 20,875,000 shares were issued as founder’s shares to our founder, chairman and director, Mr. Xiaozhong Wu.  We valued these shares at par value $.001.  The 20,875,000 shares were issued as follows:

Issued common stocks to founder at $0.001 per share
for acquisition of Mega World Food (HK) on 9/14/2010	14,972,120

Issued common stocks to founder at $0.001 per share
for consulting expenses paid by cash on 9/14/2010	5,902,880

The consulting service on September 14, 2010 for the cost of $5,902.88 was provided by Mr. Jian Di, related to advisory service regarding combination of two entities for Mega World Food Holding Company and Mega World Food Limited (HK).  Mr. Xiaozhong Wu made payment directly to Mr. Jian Di on September 14, 2010.

We did not generate any sales revenue or incurred any purchases as of December 31, 2010..

On August 1, 2010, Mega World Limited (HK), our subsidiary, signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our Chairman.  These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  Lin’an Fengye is currently our primary supplier of the products we will sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

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

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended September 30, 2011 and 2010.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2011 and 2010.

	2011	2010

Audit Fees	$15,000	$5,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$15,000	$5,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

MEGA WORLD FOOD HOLDING COMPANY, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Xiaozhong Wu	February 16, 2012	/s/ Xiaozhong Wu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Ziaozhong Wu	Xiaozhong Wu	Principal Executive Officer and Director	February 16, 2012
/s/ Yaping He	Yaping He	Principal Financial Officer and Principal Accounting Officer	February 16, 2012

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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