Form 10-Q
period 2011-12-31
MEGA WORLD FOOD HOLDING CO
filed 2012-02-17
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Yes ☐                 No ☒

As of February 13, 2012 there were 25,000,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

MEGA WORLD FOOD HOLDING COMPANY

 (A Development Stage Enterprise)

Unaudited Financial Statements

AS OF December 31, 2011
 AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO December 31, 2011

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
	December 31	September 30
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,956	$3,956
Prepaid rent deposit, net	$5,853	$8,362
Prepaid deposit to supplier	$38,000	$38,000
Total Current Assets	$47,809	$50,318

TOTAL ASSETS	$47,809	$50,318

LIABILITIES & EQUITY
Current liabilities:
Account payable	$12,500	$6,250
Total Current Liabilities	$12,500	$6,250

Other current liabilities:
Loan from shareholders	$34,875	$34,655
Total Other Current Liabilities	$34,875	$34,655

Total Liabilities	$47,375	$40,905

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
authorized; 25,000,000 shares issued and
outstanding at December 31, 2011.	$25,000	$25,000
Paid-in capital	$73,125	$73,125
Deficit accumulated during the development stage	$(97,731)	$(88,752)
Accumulated other comprehensive income (loss)	$40	$40
Total stockholders' equity	$434	$9,413

TOTAL LIABILITIES & EQUITY	$47,809	$50,318

(1)	Derived from audit report of September 30, 2011

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS
			Cumulative from
	Three Month Ended	Three Month Ended	June 24, 2010
	December 31,	December 31,	(Date of Inception)
	2011	2010	to December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$-	$-	$20,000
Cost of Goods Sold	$-	$-	$16,800
Gross Profit	$-	$-	$3,200
Operating expenses:
General and administrative expenses	$8,979	$4,009	$100,931
Total Operating Expenses	$8,979	$4,009	$100,931
Operating Loss	$(8,979)	$(4,009)	$(97,731)
Interest income, net	$-	$-	$-
Other Income, net	$-	$-	$-
Interest Expense, net	$-	$-	$-
Loss before taxes	$(8,979)	$(4,009)	$(97,731)
Loss tax expense	$-	$-	$-
Net Loss	$(8,979)	$(4,009)	$(97,731)

Net Loss per common share-Basic	$-	$-	$-
Net Loss per common share-Diluted	$-	$-	$-

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	40	40
Other comprehensive loss	$-	$40	$40
Comprehensive Loss	$(8,979)	$(3,969)	$(97,691)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
FOR THE PERIOD ENDED DECEMBER 31, 2011
				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
June 24, 2010	-	$-	$-	$-		$-

Issued common stocks to founder at $0.001 per
share for organization expenses on 9/14/2010	20,875,000	$20,875				$20,875

Issued common stocks to Williams @$0.01 per
share for services rendered on 9/20/2010	250,000	$250	$2,250			$2,500

Issued common stocks to Jian Di @$0.01 per	2,475,000	$2,475	$22,275			$24,750
share for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong
Xu @$0.01 per share for cash on 9/20/2010	1,000,000	$1,000	$9,000			$10,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000	$400	$39,600			$40,000

Adjustment for currency rate exchange					$40	$40

Net loss for the period ended September 30, 2010				$(39,053)		$(39,053)
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(39,053)	$40	$59,112

Adjustment for currency rate exchange					$-	$-

Net loss for the period ended September 30, 2011				$(49,699)		$(49,699)
Balance, September 30, 2011	25,000,000	$25,000	$73,125	$(88,752)	$40	$9,413

Adjustment for currency rate exchange					$-	$-

Net loss for the three month ended December 31, 2011				$(8,979)		$(8,979)
Balance, December 31, 2011	25,000,000	$25,000	$73,125	$(97,731)	$40	$434

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
			Cumulative from
			June 24,
	Three Month Ended	Three Month Ended	2010 (Date of
	December 31	December 31	Inception) Through
	2011	2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(8,979)	$(4,009)	$(97,731)

Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	2,500
Non-cash portion of share based consulting expense	-	-	24,750
Prepaid rent deposit	2,509	2,509	(5,853)
Prepaid deposit to supplier	-	-	(38,000)
Account Payable	6,250	-	12,500
Loan from shareholders	220	1,500	34,875
Net cash provided by operating activities	$-	$-	$(66,959)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	-	-	70,875
Net cash provided by financing activities	$-	$-	$70,875

Effect of Exchange Rate on Cash	$-	$-	$40
Net increase (decrease) in cash and cash equivalents	$-	$-	$3,956
Cash and cash equivalents at beginning of the period	$3,956	$50,750	$-
Cash and cash equivalents at end of period	$3,956	$50,750	$3,956

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

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011, the company had cash and cash equivalents of $3,956.

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

As of December 31, 2011, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2011, there were no fixed assets in the Company’s balance sheets.

Operating Expense

For the fiscal quarter ended December 31, 2010 and 2011, there was a total of $4,009 and $ 8,979 operating expenses respectively. Detail was showed in Exhibit A.

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

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements ( Continue)

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

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

Since the date of Company’s inception on June 24, 2010, the officers and directors Xiaozhong Wu have advanced the amount of $ 34,875 to the Company for incorporation and operation as of December 31, 2011. The outstanding balance is due on demand and no agreement was signed.

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

Therefore, as of December 31, 2011, the Company had $ 38,000 prepaid deposit to supplier.

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

The Company issued shares as listed as follows:

Common Stock
Shares

Issued common stocks to founder at $0.001 per share
for organization expenses on 9/14/2010	14,972,120

Issued common stocks to founder at $0.001 per share
for consulting expenses paid by cash on 9/14/2010	5,902,880

Issued common stocks to Williams @$0.01 per share
for services rendered on 9/20/2010	250,000

Issued common stocks to Jian Di @$0.01 per share	2,475,000
for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong Xu
@$0.01 per share for cash on 9/20/2010	1,000,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000

Balance, December 31, 2010	25,000,000

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

On September 30, 2010, the Company issued 25,000,000 shares of its common stock to total 45 shareholders, including restricted shares issued to Founder, Xiaozhong Wu, consultant JianDi & Yuan Su; and non-affiliated other 42 shareholders, equal to the equity value of $59,112.

The restricted common shares were issued as follows:

	Total Shares	%

Xiaozhong Wu, Chairman & CEO	20,875,000.00	83.50%

Jian Di*	2,475,000.00	9.90%

Yuan Su*	500,000.00	2.00%

Total	23,850,000.00	95.40%

* Jian Di and Yuan Su are husband and wife.

The percentage calculation is based on the total outstanding 25,000, 000 shares

There were no any shares issued for the period from October 1 to December 31, 2011.

 Therefore, as of December 31, 2011, there was total share of 25,000,000 outstanding.

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

Mega World Food Limited (HK) Expense Prior 9/14/201
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

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE F – GOING CONCERN (Continued)

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2010 is presented below:

Deferred Tax Assets:
2010
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

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE G – INCOME TAXES (Continued)

Based upon the lack of historical taxable income and uncertain projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets aggregating $2,947 as of December 31, 2010.

Exhibit A
			Cumulative from
			June 24,2010
	Three Month Ended	Three Month Ended	(Date of Inception)
Expense	December 31,2011	December 31,2010	to December 31, 2011
Bank Service Charges	-	-	265.18
Postage and Delivery	-	-	19.06
Consulting Expense	-	-	30,652.88
Registration fee	220.00	-	5,267.05
Professional Fees
SEC filling Fee	-	-	3,500.00
Accounting/Auditing Fee	-	-	5,000.00
Legal fee	6,250.00	-	27,500.00
Total Professional Fees	6,250.00	-	36,000.00
Rent Expense	2,508.63	2,508.63	14,215.77
Travel Expense	-	-	1,218.69
SEC Edgarzation Fee	-	1,500.00	1,500.00
Transfer Agent Service	-	-	11,792.00
Total Expense	8,978.63	4,008.63	100,930.63

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

As of December 31, 2011, we have taken significant steps to implement our business plan and as a result have commenced generating revenues, and during the next 12 months plan to continue implementing our business plan and generating revenues, as follows:

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

Results of Operations

For the three months ended December 31, 2011 vs. December 31, 2010:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended December 31, 2011 and December 31, 2010, the Company incurred no revenue, respectively.

Cost of Revenue

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

For the three months period ended December 31, 2011 and December 31, 2010, the total cost of goods sold was zero, $0, respectively.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending December 31, 2011, there was a total of $8,979 operating expenses, which include rent expense of $2,508.63, legal fee of $6,250, and the Company’s registration fee of $220.

For three month period ending December 31, 2010, there was a total of $4,008.63 operating expenses which include rent expense of $2,508.63, and SEC filing fee of $1,500.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred net loss of $8,979 for the three month period ended December 31, 2011, and net loss of $4,009 for the three month period ended December 31, 2010, respectively.

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

Liquidity and Capital Resources
	At December 31	At December 31	At September 30
	2011	2010	2011

Current Ratio	1.01	37.74	1.23
Cash	$3,956	$50,750	$3,956
Working Capital	$434	$55,103	$9,413
Total Assets	$47,809	$56,603	$50,318
Total Liabilities	$47,375	$1,500	$40,905

Total Equity	$434	$55,103	$9,413

Total Debt/Equity	109.16	0.03	4.35

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $3,956 at December 31, 2011 and the working capital of $434.

The total debt of $47,375 as of December 31, 2011 that is included loans from shareholder for the Edgarzation fee and legal fee.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.   A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2010 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2011, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2011.

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