Form 10-Q
period 2012-03-31
MEGA WORLD FOOD HOLDING CO
filed 2012-05-21
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012 there were 25,000,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

MEGA WORLD FOOD HOLDING COMPANY

(A Development Stage Enterprise)

Unaudited Financial Statements

AS OF March 31, 2012
 AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO March 31, 2012

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,904	$3,956
Prepaid rent deposit, net	$3,345	$8,362
Prepaid deposit to supplier	$38,000	$38,000
Total Current Assets	$45,249	$50,318

TOTAL ASSETS	$45,249	$50,318

LIABILITIES & EQUITY
Current liabilities:
Account payable	$26,000	$-
Total Current Liabilities	$26,000	$-

Other current liabilities:
Loan from shareholders	$47,357	$29,655
Total Other Current Liabilities	$47,357	$29,655

Total Liabilities	$73,357	$29,655

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
authorized; 25,000,000 shares issued and
outstanding at December 31, 2011.	$25,000	$25,000
Paid-in capital	$73,125	$73,125
Deficit accumulated during the development stage	$(126,273)	$(77,502)
Accumulated other comprehensive income (loss)	$40	$40
Total stockholders' equity	$(28,108)	$20,663

TOTAL LIABILITIES & EQUITY	$45,249	$50,318

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Six Month Ended March 31, 2012	Six Month Ended March 31, 2011	Three Month Ended March 31, 2012	Three Month Ended March 31, 2011	Cumulative from June 24, 2010 (Date of Inception) to March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:	$-	$20,000	$-	$20,000	$20,000
Cost of Goods Sold	$-	$16,800	$-	$16,800	$16,800
Gross Profit	$-	$3,200	$-	$3,200	$3,200
Operating expenses:
General and administrative expenses	$37,521	$6,666	$28,542	$2,657	$129,473
Total Operating Expenses	$37,521	$6,666	$28,542	$2,657	$129,473
Operating Loss	$(37,521)	$(3,466)	$(28,542)	$543	$(126,273)
Interest income, net	$0	$-	$-	$-	$0
Other Income,net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$-
Loss before taxes	$(37,521)	$(3,466)	$(28,542)	$543	$(126,273)
Loss tax expense	$-	$-	$-	$-	$-
Net Loss	$(37,521)	$(3,466)	$(28,542)	$543	$(126,273)

Net Loss per common share-Basic	$-			$-	$-
Net Loss per common share-Diluted	$-			$-	$-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	-	40
Other comprehensive income (loss)	$-	$-	$-	$-	$40
Comprehensive Income (Loss)	$(37,521)	$(3,466)	$(28,542)	$543	$(126,233)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
FOR THE PERIOD ENDED MARCH 31, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
June 24, 2010	-	$-	$-	$-		$-

Issued common stocks to founder at $0.001 per
share for organization expenses on 9/14/2010	20,875,000	$20,875				$20,875

Issued common stocks to Williams @$0.01 per
share for services rendered on 9/20/2010	250,000	$250	$2,250			$2,500

Issued common stocks to Jian Di @$0.01 per	2,475,000	$2,475	$22,275			$24,750
share for services rendered on 9/20/2010

Issued common stocks to Yuan Su and Guoyong
Xu @$0.01 per share for cash on 9/20/2010	1,000,000	$1,000	$9,000			$10,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000	$400	$39,600			$40,000

Adjustment for currency rate exchange					$40	$40

Net loss for the year ended September 30, 2010				$(39,053)		$(39,053)
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(39,053)	$40	$59,112

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2011				$(49,699)		$(49,699)
Balance, September 30, 2011	25,000,000	$25,000	$73,125	$(88,752)	$40	$9,413

Adjustment for currency rate exchange					$-	$-

Net loss for the period ended March 31, 2012				$(37,521)		$(37,521)
Balance, March 31, 2012	25,000,000	$25,000	$73,125	$(126,273)	$40	$(28,108)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Month Ended March 31,	Six Month Ended March 31,	Three Month Ended March 31,	Three Month Ended March 31,	Cumulative from June 24, 2010 (Date of Inception)to March 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(37,521)	$(3,466)	$(28,542)	$543	$(126,273)

Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	2,500
Non-cash portion of share based consulting expense	-	-		-	24,750
Prepaid rent deposit	5,017	5,018	2,508	2,509	(3,344)
Prepaid deposit to supplier	-	(38,000)	-	(38,000)	(38,000)
Accounts Payable	19,750	-	13,500	-	26,000
Loan from shareholders	12,702	1,500	12,482	-	47,356
Net cash provided by operating activities	$(52)	$(34,948)	$(52)	$(34,948)	$(67,011)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	70,875
Net cash provided by financing activities	$-	$-	$-	$-	$70,875

Effect of Exchange Rate on Cash	$-	$-	$-	$-	$40
Net increase (decrease) in cash and cash equivalents	$(52)	$(34,948)	$(52)	$(34,948)	$3,904
Cash and cash equivalents at beginning of the period	$3,956	$50,750	$3,956	$50,750	$-
Cash and cash equivalents at end of period	$3,904	$15,802	$3,904	$15,802	$3,904

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

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2012, the company had cash and cash equivalents of $3,904.

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

As of March 31, 2012, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of March 31, 2012, there were no fixed assets in the Company’s balance sheets.

Operating Expense

For the six months ended March 31, 2012 and 2011, there was a total of $37,521 and $ 6,666 operating expenses respectively.

For the fiscal quarter ended March 31, 2012 and 2011, there was a total of $28,542 and $ 2,657 operating expenses respectively. Detail was showed in Exhibit A.

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

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

Since the date of Company’s inception on June 24, 2010, the officers and directors Xiaozhong Wu have advanced the amount of $47,357 to the Company for incorporation and operation as of March 31, 2012. The outstanding balance is due on demand and no agreement was signed.

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

Therefore, as of March 31, 2012, the Company had $ 38,000 prepaid deposit to supplier.

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
________
* Jian Di and Yuan Su are husband and wife.

The percentage calculation is based on the total outstanding 25,000, 000 shares

There were no any shares issued for the period from October 1 to March 31, 2012.

Therefore, as of March 31, 2012, there was total share of 25,000,000 outstanding.

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

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

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

Exhibit A

	Six Month Ended March 31,	Six Month Ended March 31,	Three Month Ended March 31,	Three Month Ended March 31,	Cumulative from June 24, 2010 (Date of Inception)to March 31,
Expense	2012	2011	2012	2011	2012
Bank Service Charges	96.46	129.28	96.46	129.28	361.64
Postage and Delivery	-	19.06	-	19.06	19.06
Consulting Expense	-	-	-	-	30,652.88
Registration fee	1,807.00	-	1,587.00	-	6,854.05
Professional Fees
Auditing/Accounting Fee	17,500.00	-	17,500.00	-	22,500.00
SEC filling Fee	-	-	-	-	3,500.00
Legal fee	12,500.00	-	6,250.00	-	33,750.00
Total Professional Fees	30,000.00	-	23,750.00	-	59,750.00
Rent Expense	5,017.26	5,017.26	2,508.63	2,508.63	16,724.20
Travel Expense	-	-	-	-	1,218.69
SEC Edgarzation Fee	-	1,500.00	-	-	1,500.00
Transfer Agent Service	600.00	-	600.00	-	12,392.00
Total Expense	37,520.72	6,665.60	28,542.09	2,656.97	129,472.52

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

We are currently assessing all possible alternatives to increase the Company’s revenues in future periods which may result in modification to our current business plan.  However, we currently have no binding contract, agreement or commitment in that respect.

Results of Operations

For the three months ended March 31, 2012 vs. March 31, 2011:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended March 31, 2012 and March 31, 2011, the Company incurred $ 0 and $ 20,000 revenue, respectively.

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

For the three months period ended March 31, 2012 and March 31, 2011, the total cost of goods sold was $0 and $ 16,800, respectively.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending March 31, 2012 and 2011, there was a total of $28,542 and $2,657 operating expenses respectively.

	Three Month Ended	Three Month Ended
	March 31,	March 31,
Expense	2012	2011
Bank Service Charges	96.46	129.28
Postage and Delivery	-	19.06
Consulting Expense	-	-
Registration fee	1,587.00	-
Professional Fees
Auditing/Accounting Fee	17,500.00	-
SEC filling Fee	-	-
Legal fee	6,250.00	-
Total Professional Fees	23,750.00	-
Rent Expense	2,508.63	2,508.63
Travel Expense	-	-
SEC Edgarzation Fee	-	-
Transfer Agent Service	600.00	-
Total Expense	28,542.09	2,656.97

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income (Loss)

As a result of the foregoing, we incurred net loss of $28,542 for the three month period ended March 31, 2012, and net income of $543 for the three month period ended March 31, 2011, respectively.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

For the six months ended March 31, 2012 vs. March 31, 2011:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the six months ended March 31, 2012 and March 31, 2011, the Company incurred $ 0 and $ 20,000 revenue, respectively.

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

For the six months period ended March 31, 2012 and March 31, 2011, the total cost of goods sold was $0 and $ 16,800 respectively.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For six month period ending March 31, 2012 and 2011, there was a total of $ 37,521 and $ 6,666 operating expenses.

	Six Month Ended March 31,	Six Month Ended March 31,	Cumulative from June 24, 2010 (Date of Inception)to March 31,
Expense	2012	2011	2012
Bank Service Charges	96.46	129.28	361.64
Postage and Delivery	-	19.06	19.06
Consulting Expense	-	-	30,652.88
Registration fee	1,807.00	-	6,854.05
Professional Fees
Auditing/Accounting Fee	17,500.00	-	22,500.00
SEC filling Fee	-	-	3,500.00
Legal fee	12,500.00	-	33,750.00
Total Professional Fees	30,000.00	-	59,750.00
Rent Expense	5,017.26	5,017.26	16,724.20
Travel Expense	-	-	1,218.69
SEC Edgarzation Fee	-	1,500.00	1,500.00
Transfer Agent Service	600.00	-	12,392.00
Total Expense	37,520.72	6,665.60	129,472.52

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income (Loss)

As a result of the foregoing, we incurred net loss of $37,521 for the six month period ended March 31, 2012, and net loss of $3,466 for the six month period ended March 31, 2011, respectively.

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

Liquidity and Capital Resources

	At March 31	At March 31	At September 30
	2012	2011	2011

Current Ratio*	0.62	38.10	1.70
Cash	$3,904	$15,801	$3,956
Working Capital	$(28,108)	$55,647	$20,663
Total Assets	$45,249	$57,147	$50,318
Total Liabilities	$73,357	$1,500	$29,655

Total Equity	$(28,108)	$55,647	$20,663

Total Debt/Equity**	-2.61	0.03	1.44
_______
*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $3,904 at March 31, 2012 and the negative working capital of ($ 28,108).

The total debt of $73,357 as of March 31, 2012 that is included loans from shareholder and professional fee payable.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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
_________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA WORLD FOOD HOLDING COMPANY, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Xiaozhong Wu	May 21, 2012	/s/ Xiaozhong Wu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ziaozhong Wu	Xiaozhong Wu	Principal Executive Officer and Director	May 21, 2012

/s/ Yaping He	Yaping He	Principal Financial Officer and Principal Accounting Officer	May 21, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
_________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.