Form 10-Q
period 2012-06-30
MEGA WORLD FOOD HOLDING CO
filed 2012-08-20
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 20, 2012 there were 25,000,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

MEGA WORLD FOOD HOLDING COMPANY

 (A Development Stage Enterprise)

Unaudited Financial Statements

AS OF June 30, 2012
 AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO June 30, 2012

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,904	$3,956
Prepaid rent deposit, net	$836	$8,362
Prepaid deposit to supplier	$38,000	$38,000
Total Current Assets	$42,740	$50,318

TOTAL ASSETS	$42,740	$50,318

LIABILITIES & EQUITY
Current liabilities:
Account payable	$21,500	$-
Total Current Liabilities	$21,500	$-

Other current liabilities:
Loan from shareholders	$85,236	$29,655
Total Other Current Liabilities	$85,236	$29,655

Total Liabilities	$106,736	$29,655

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
authorized; 25,000,000 shares issued and
outstanding at June 30, 2012.	$25,000	$25,000
Paid-in capital	$73,125	$73,125
Deficit accumulated during the development stage	$(162,161)	$(77,502)
Accumulated other comprehensive income (loss)	$40	$40
Total stockholders' equity	$(63,996)	$20,663

TOTAL LIABILITIES & EQUITY	$42,740	$50,318

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

					Cumulative from
	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	June 24, 2010
	June 30,	June 30,	June 30,	June 30,	(Date of Inception)
	2012	2011	2012	2011	to June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$-	$20,000	$-	$-	$20,000
Cost of Goods Sold	$-	$16,800	$-	$-	$16,800
Gross Profit	$-	$3,200	$-	$-	$3,200
Operating expenses:
General and administrative expenses	$73,409	$28,206	$35,889	$21,541	$165,361
Total Operating Expenses	$73,409	$28,206	$35,889	$21,541	$165,361
Operating Loss	$(73,409)	$(25,006)	$(35,889)	$(21,541)	$(162,161)
Interest income, net	$-	$-	$-	$-	$-
Other Income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$-
Loss before taxes	$(73,409)	$(25,006)	$(35,889)	$(21,541)	$(162,161)
Loss tax expense	$-	$-	$-	$-	$-
Net Loss	$(73,409)	$(25,006)	$(35,889)	$(21,541)	$(162,161)

Net Loss per common share-Basic	$-	$-	$-	$-	$-
Net Loss per common share-Diluted	$-	$-	$-	$-	$-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	(4)	-	-	40
Other comprehensive income (loss)	$-	$(4)	$-	$-	$40
Comprehensive Income (Loss)	$(73,409)	$(25,010)	$(35,889)	$(21,541)	$(162,121)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
FOR THE PERIOD ENDED JUNE 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
June 24, 2010	-	$-	$-	$-		$-

Issued common stocks to founder at $0.001 per
share for organization expenses on 9/14/2010	20,875,000	$20,875				$20,875

Issued common stocks to Williams @$0.01 per
share for services rendered on 9/20/2010	250,000	$250	$2,250			$2,500

Issued common stocks to Jian Di @$0.01 per
share for services rendered on 9/20/2010	2,475,000	$2,475	$22,275			$24,750

Issued common stocks to Yuan Su and Guoyong
Xu @$0.01 per share for cash on 9/20/2010	1,000,000	$1,000	$9,000			$10,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000	$400	$39,600			$40,000

Adjustment for currency rate exchange					$40	$40

Net loss for the year ended September 30, 2010				$(39,053)		$(39,053)
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(39,053)	$40	$59,112

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2011				$(49,699)		$(49,699)
Balance, September 30, 2011	25,000,000	$25,000	$73,125	$(88,752)	$40	$9,413

Adjustment for currency rate exchange					$-	$-

Net loss for the period ended June 30, 2012				$(73,409)		$(73,409)
Balance, June 30, 2012	25,000,000	$25,000	$73,125	$(162,161)	$40	$(63,996)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	June 24, 2010
	June 30,	June 30,	June 30,	June 30,	(Date of Inception)
	2012	2011	2012	2011	to June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(73,409)	$(25,006)	$(35,889)	$(21,541)	$(162,162)

Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	2,500
Non-cash portion of share based consulting expense	-	-		-	24,750
Prepaid rent deposit	7,526	7,526	2,509	2,509	(835)
Prepaid deposit to supplier	-	(38,000)	-	-	(38,000)
Accounts Payable	15,250	-	(6,000)	-	20,000
Loan from shareholders	50,581	8,740	39,380	7,240	86,736
Net cash provided by operating activities	$(52)	$(46,740)	$-	$(11,792)	$(67,011)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	70,875
Net cash provided by financing activities	$-	$-	$-	$-	$70,875

Effect of Exchange Rate on Cash	$-	$(4)	$-	$-	$40
Net increase (decrease) in cash and cash equivalents	$(52)	$(46,744)	$-	$(11,792)	$3,904
Cash and cash equivalents at beginning of the period	$3,956	$50,750	$3,904	$15,798	$-
Cash and cash equivalents at end of period	$3,904	$4,006	$3,904	$4,006	$3,904

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

These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our shareholder.  Lin’an Fengye is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

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

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2012, the company had cash and cash equivalents of $3,904.

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

As of June 30, 2012, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2012, there were no fixed assets in the Company’s balance sheets.

Operating Expense

For the nine months ended June 30, 2012 and 2011, there was a total of $73,409 and $ 28,206 operating expenses respectively.

For the fiscal quarter ended June 30, 2012 and 2011, there was a total of $35,889 and $ 21,541 operating expenses respectively. Detail was showed in Exhibit A.

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

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

Since the date of Company’s inception on June 24, 2010, the officers and directors of the Company have advanced the amount of $85,236 to the Company for incorporation and operation as of June 30, 2012. The outstanding balance is due on demand and no agreement was signed.

Cost of Goods Sold

These food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our shareholder.  Lin’an Fengye is currently the main supplier of the Company.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

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

Therefore, as of June 30, 2012, the Company had $ 38,000 prepaid deposit to supplier.

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

The Company issued shares as listed as follows:

Common Stock
Shares

Issued common stocks to founder at $0.001 per share
for organization expenses on 9/14/2010	14,972,120

Issued common stocks to founder at $0.001 per share
for consulting expenses paid by cash on 9/14/2010	5,902,880

Issued common stocks to Williams @$0.01 per share
for services rendered on 9/20/2010	250,000

Issued common stocks to Jian Di @$0.01 per share
for services rendered on 9/20/2010	2,475,000

Issued common stocks to Yuan Su and Guoyong Xu
@$0.01 per share for cash on 9/20/2010	1,000,000

Issued common stocks to 40 shareholders
@$0.1 per share for cash on 9/30/2010	400,000

Balance, December 31, 2010	25,000,000

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
_______
* Jian Di and Yuan Su are husband and wife.

The percentage calculation is based on the total outstanding 25,000, 000 shares

There were no any shares issued for the period from October 1 to March 31, 2012.

On May 25, 2012, Mr. Wu resigned as Chairman, CEO and Director, and transferred the following shares to the following individuals who were the same date elected new officers and directors with the title, age and percentage ownership as set forth below:

Name	Title	Age	Number of Shares of Common Stock	Percentage
Lingling Wang	CEO and Director	37	11,000,000	44.00%
Lin Xiang Wang	General Manager and Director	33	500,000	2.00%
Guangqing Chen	Vice General Manager and Director	44	500,000	2.00%
Hanjun Shi	Vice Manager	34	30,000	0.12%
Ke Wu	CFO/Principal Accounting Officer	21	20,000	0.08%
Shaoyun Zhou	Manager	30	50,000	0.20%
Total			12,100,000	48.40%

Therefore, as of June 30, 2012, there was total share of 25,000,000 outstanding.

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

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2010 is presented below:

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE G – INCOME TAXES (Continued)

Deferred Tax Assets:

2010
Valuation allowance	$2,947
Registration Fee for start-up costs	(2,947)
Net deferred tax assets	$-

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

Exhibit A

					Cumulative from
	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	June 24, 2010
	June 30,	June 30,	June 30,	June 30,	(Date of Inception)
Expense	2012	2011	2012	2011	to June 30, 2012
Bank Service Charges	116	129	20	-	382
Postage and Delivery	-	19	-	-	19
Registration fee	2,117	990	310	990	7,164
Professional Fees
Auditing/Accounting Fee	22,500	-	5,000	-	27,500
Consulting Expense	21,750		21,750		52,403
SEC filling Fee	-	-	-	-	3,500
Legal fee	18,000	6,250	5,500	6,250	39,250
Total Professional Fees	62,250	6,250	32,250	6,250	122,653
Rent Expense	7,526	7,526	2,509	2,509	19,233
Travel Expense	-	-	-	-	1,219
SEC Edgarzation Fee	-	1,500	-	-	1,500
Transfer Agent Service	1,400	11,792	800	11,792	13,192
Total Expense	73,409	28,206	35,889	21,541	165,361

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

These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our shareholder. Lin’an Fengye is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

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

Results of Operations

For the three months ended June 30, 2012 vs. June 30, 2011:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended June 30, 2012 and June 30, 2011, the Company incurred $ 0.00 revenue, respectively.

Cost of Revenue

Our food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our shareholder.  Lin’an Fengye is currently the main supplier of the Company.  The management believes that the purchase price from Lin’an Fengye will be market price.

For the three months period ended June 30, 2012 and June 30, 2011, the total cost of goods sold was $0 respectively.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending June 30, 2012 and 2011, there was a total of $35,889 and $21,541 operating expenses respectively.

	Three Month Ended	Three Month Ended
	June 30,	June 30,
Expense	2012	2011
Bank Service Charges	20	-
Postage and Delivery	-	-
Registration fee	310	990
Professional Fees
Auditing/Accounting Fee	5,000	-
Consulting Expense	21,750
SEC filling Fee	-	-
Legal fee	5,500	6,250
Total Professional Fees	32,250	6,250
Rent Expense	2,509	2,509
Travel Expense	-	-
SEC Edgarzation Fee	-	-
Transfer Agent Service	800	11,792
Total Expense	35,889	21,541

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income (Loss)

As a result of the foregoing, we incurred net loss of $35,889 for the three month period ended June 30, 2012, and net loss of $21,541 for the three month period ended June 30, 2011, respectively.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

For the Nine months ended June 30, 2012 vs. June 30, 2011:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the nine months ended June 30, 2012 and June 30, 2011, the Company incurred $ 0 and $ 20,000 revenue, respectively.

Cost of Revenue

Our food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our shareholder.  Lin’an Fengye is currently the main supplier of the Company.  The management believes that the purchase price from Lin’an Fengye will be market price.

For the nine months period ended June 30, 2012 and June 30, 2011, the total cost of goods sold was $0 and $ 16,800 respectively.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For nine month period ending June 30, 2012 and 2011, there was a total of $ 73,409 and $ 28,206 operating expenses.

			Cumulative from
	Nine Month Ended	Nine Month Ended	June 24, 2010
	June 30,	June 30,	(Date of Inception)
Expense	2012	2011	to June 30, 2012
Bank Service Charges	116	129	382
Postage and Delivery	-	19	19
Registration fee	2,117	990	7,164
Professional Fees
Auditing/Accounting Fee	22,500	-	27,500
Consulting Expense	21,750		52,403
SEC filling Fee	-	-	3,500
Legal fee	18,000	6,250	39,250
Total Professional Fees	62,250	6,250	122,653
Rent Expense	7,526	7,526	19,233
Travel Expense	-	-	1,219
SEC Edgarzation Fee	-	1,500	1,500
Transfer Agent Service	1,400	11,792	13,192
Total Expense	73,409	28,206	165,361

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income (Loss)

As a result of the foregoing, we incurred net loss of $73,409 for the nine month period ended June 30, 2012, and net loss of $25,006 for the nine month period ended June 30, 2011, respectively.

Commitments and Contingencies

Our food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our shareholder.  Lin’an Fengye is currently the primary supplier of the products we sell.

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

Liquidity and Capital Resources

	At June 30	At June 30	At September 30
	2012	2011	2011

Current Ratio*	0.40	4.90	1.70
Cash	$3,904	$4,006	$3,956
Working Capital	$(63,996)	$34,102	$20,663
Total Assets	$42,740	$42,842	$50,318
Total Liabilities	$106,736	$8,740	$29,655

Total Equity	$(63,996)	$34,102	$20,663

Total Debt/Equity**	-1.67	0.26	1.44
___________
*Current Ratio = Current Assets /Current Liabilities
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $3,904 at June 30, 2012 and the negative working capital of ($ 63,996).

The total debt of $ 106,736 as of June 30, 2012 that is included loans from shareholder and professional fee payable.

Until we generate additional operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $75,000 annually will be funded by our former President under the Funding Agreement.  There is no dollar limit to the amount he has agreed to provide.  If we fail to meet these requirements, we may lose our qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

On March 22, 2011, we entered into a Funding Agreement with Xiaozhong Wu, our former president and Director (Lender) to provide operational and going and staying public funding for us as follows:

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are not effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

(b)    Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

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

MEGA WORLD FOOD HOLDING COMPANY, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Lingling Wang	August 20, 2012	/s/ Lingling Wang

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Lingling Wang	Lingling Wang	Principal Executive Officer and Director	August 20, 2012

/s/ Ke Wu	Ke Wu	Principal Financial Officer and Principal Accounting Officer	August 20, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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