Form 10-Q/A
period 2012-06-30
MEGA WORLD FOOD HOLDING CO
filed 2012-10-12
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Mega World Food Holding Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is to mark correctly the shell company disclosure box on the cover sheet of  Form 10-Q for the quarterly period ended June 30, 2012, which we filed on August 20, 2012. The Company is not a shell company.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGA WORLD FOOD HOLDING COMPANY, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Lingling Wang	October 11, 2012	/s/ Lingling Wang

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Lingling Wang	Lingling Wang	Principal Executive Officer and Director	October 11, 2012

/s/ Ke Wu	Ke Wu	Principal Financial Officer and Principal Accounting Officer	October 11, 2012

3