Form 10-K
period 2012-09-30
MEGA WORLD FOOD HOLDING CO
filed 2012-12-10
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Securities registered pursuant to Section 12(g) of the Act: None
________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☒    No ☐

The Registrant’s Common Stock did not trade as of March 31, 2011.

The number of outstanding shares of Registrant’s Common Stock was 25,000,000 shares as of December 1, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Mega World Food Holding Company (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Mega World”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

PART I

Item 1.  Description of Business

Organization

Mega World Food Holding Company is a Nevada corporation formed on September 14, 2011.  At September 14, 2011, the Company acquired 100% ownership of Mega World Food Limited (HK), a Hong Kong China corporation formed in June 24, 2011, owned 100% by our founder, chairman and director, Mr. Xiaozhong Wu.   At September 14, 2011, the Company issued 14,972,120 common shares at par value of $0.001 to our founder, chairman and director, Mr. Xiaozhong Wu, to acquire 100% ownership of Mega World Food Limited (HK).  Mega World Food Limited (HK) is wholly-owned subsidiary of the Company. The purpose of this transaction was solely to form a U.S. holding company for our business.

General

We were formed to sell frozen vegetable products through our wholly-owned subsidiary Mega World Food Limited, referred to as Mega World Limited, our business is the sale of frozen vegetables in all areas of the world except China.

We had sold the following types of frozen vegetables:  frozen bamboo shoots, frozen mulberry, frozen white cauliflower, frozen lotus root, frozen green soy bean, frozen broccoli, frozen rape flower, frozen snow bean and frozen sward bean.

These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Lingling Wang, our chairman.  Lin’an Fengye is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

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

The Company is now a shell company and is aggressively seeking the new business in the same or other industries.

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

Item 2.  Description of Property

Our lease has expired and has not been renewed.  We operate from other business office of our officers at no cost.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.  Mine Safety Disclosures

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

Overview

We were formed to sell frozen vegetable products through our wholly-owned subsidiary Mega World Food Limited, referred to as Mega World Limited, our business is the sale of frozen vegetables in all areas of the world except China.

We had sold the following types of frozen vegetables:  frozen bamboo shoots, frozen mulberry, frozen white cauliflower, frozen lotus root, frozen green soy bean, frozen broccoli, frozen rape flower, frozen snow bean and frozen sward bean.

These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Lingling Wang, our chairman.  Lin’an Fengye is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

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

The Company is now a shell company and is aggressively seeking the new business in the same or other industries.

Results of Operations

For the fiscal year ended September 30, 2012 vs. September 30, 2011:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal year ended September 30, 2012 and September 30, 2011, the Company incurred $0.00 revenue, respectively.

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

For the fiscal year ended September 30, 2012 and September 30, 2011, the total cost of goods sold was $0 respectively.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For the fiscal year ended September 30, 2012 and 2011, there was a total of $100,496 and $52,899 operating expenses respectively.

Expense	Year Ended September 30, 2012	Year Ended September 30, 2011	Cumulative from June 24, 2010 (Date of Inception) to September 30, 2012
Bank Service Charges	116	203	381
Postage and Delivery	-	19	19
Registration fee	2,519	2,100	7,566
Professional Fees
Accounting & Auditing Fee	37,500	5,000	42,500
Consulting Expense	25,500	-	56,153
SEC filling Fee	2,499	5,000	7,499
Legal fee	22,000	18,750	43,250
Total Professional Fees	87,499	28,750	149,402
Rent Expense	8,362	10,035	20,069
Travel Expense	-	-	1,219
Transfer Agent Service	2,000	11,792	13,792
Total Expense	100,496	52,899	192,448

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income (Loss)

As a result of the foregoing, we incurred net loss of $100,496 for the fiscal year ended September 30, 2012, and net loss of $49,699 for the fiscal year ended September 30, 2011, respectively.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Commitments and Contingencies

Our food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xoaozhong Wu, our former chairman.  Lin’an Fengye is currently the primary supplier of the products we sell.

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

Liquidity and Capital Resources

	At September 30	At September 30
	2012	2011

Current Ratio*	0.32	1.70
Cash	$3,904	$3,956
Working Capital	$(91,083)	$20,663
Total Assets	$41,904	$50,318
Total Liabilities	$132,987	$29,655

Total Equity	$(91,083)	$20,664

Total Debt/Equity**	-1.46	1.44

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $3,904 at September 30, 2012 and the negative working capital of ($91,083).

The total debt of $132,987 as of September 30, 2012 that is included loans from shareholder and professional fee payable.

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

On March 22, 2011, we entered into a Funding Agreement with Lingling Wang, our president and Director (“Lender”) to provide operational and going and staying public funding for us as follows:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

MEGA WORLD FOOD HOLDING COMPANY

 (A Development Stage Enterprise)

Audited Financial Statements

AS OF SEPTEMBER 30, 2012, 2011
 AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO SEPTEMBER 30, 20112

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Mega World Food Holding Company.

We have audited the accompanying consolidated balance sheets of Mega World Food Holding Company as of September 30, 2012, and 2011, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended September 30, 2012, and 2011,  and the cumulative period from June 24, 2010 (date of inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mega World Food Holding Company as of September 30, 2012, 2011, and the results of its operations and their cash flows for year ended September 30, 2012, and 2011, and the cumulative period from June 24, 2010 (date of inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

December 3, 2012

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,904	$3,956
Prepaid rent deposit, net	-	8,362
Prepaid deposit to supplier	38,000	38,000
Total Current Assets	$41,904	$50,318

TOTAL ASSETS	$41,904	$50,318

LIABILITIES & EQUITY
Current liabilities:
Account Payable	$44,250	$-
Total Current Liabilities	$44,250	$-

Other current liabilities:
Loan from Shareholders	$88,737	$29,655
Total Other Current Liabilities	$88,737	$29,655

Total Liabilities	$132,987	$29,655

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
authorized; 25,000,000 shares issued and
outstanding at September 30, 2012.	$25,000	$25,000
Paid-in capital	73,125	73,125
Deficit accumulated during the development stage	(189,248)	(77,502)
Accumulated other comprehensive income (loss)	40	40
Total stockholders' equity	$(91,083)	$20,663

TOTAL LIABILITIES & EQUITY	$41,904	$50,318

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

			Cumulative from
			June 24, 2010
	Year Ended September 30,	Year Ended September 30,	(Date of Inception) to September 30,
	2012	2011	2012
Revenues:	$-	$20,000	$20,000
Cost of Goods Sold	-	16,800	16,800
Gross Profit	$-	$3,200	$3,200
Operating expenses:
General and administrative expenses	$100,496	$52,899	$192,448
Total Operating Expenses	$100,496	$52,899	$192,448
Operating Loss	$(100,496)	$(49,699)	$(189,248)
Interest income, net	$-	$-	$-
Other Income,net	$-	$-	$-
Interest Expense, net	$-	$-	$-
Loss before taxes	$(100,496)	$(49,699)	$(189,248)
Loss tax expense	$-	$-	$-
Net Loss	$(100,496)	$(49,699)	$(189,248)

Net Loss per common share-Basic	$-	$-	$-
Net Loss per common share-Diluted	$-	$-	$-

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0	-	40
Other comprehensive income (loss)	$0	$-	$40
Comprehensive Income (Loss)	$(100,496)	$(49,699)	$(189,208)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
June 24, 2010	-	$-	$-	$-		$-

Issued common stocks to founder at $0.001 per share for organization expenses on 9/14/2010	20,875,000	$20,875				$20,875

Issued common stocks to Williams @$0.01 per share for services rendered on 9/20/2010	250,000	$250	$2,250			$2,500

Issued common stocks to Jian Di @$0.01 per share for services rendered on 9/20/2010	2,475,000	$2,475	$22,275			$24,750

Issued common stocks to Yuan Su and Guoyong Xu @$0.01 per share for cash on 9/20/2010	1,000,000	$1,000	$9,000			$10,000

Issued common stocks to 40 shareholders @$0.1 per share for cash on 9/30/2010	400,000	$400	$39,600			$40,000

Adjustment for currency rate exchange					$40	$40

Net loss for the year ended September 30, 2010				$(39,053)		$(39,053)
Balance, September 30, 2010	25,000,000	$25,000	$73,125	$(39,053)	$40	$59,112

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2011				$(49,699)		$(49,699)
Balance, September 30, 2011	25,000,000	$25,000	$73,125	$(88,752)	$40	$9,413

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2012				$(100,496)		$(100,496)
Balance, September 30, 2012	25,000,000	$25,000	$73,125	$(189,248)	$40	$(91,083)

MEGA WORLD FOOD HOLDING COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30,	Year Ended September 30,	Cumulative from June 24, 2010 (Date of Inception) Through September 30,
	2012	2011	2012
Operating Activities:
Net loss	$(100,496)	$(49,699)	$(189,248)

Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	2,500
Non-cash portion of share based consulting expense	-	-	24,750
Prepaid deposit to supplier	-	(38,000)	(38,000)
Prepaid rent deposit	8,362	-	-
Account Payable	38,000	6,250	44,250
Loan from Shareholders	54,082	34,655	88,737
Net cash provided by operating activities	$(52)	$(46,794)	$(67,011)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-	70,875
Net cash provided by financing activities	$-	$-	$70,875

Effect of Exchange Rate on Cash	$-	$-	$40
Net increase (decrease) in cash and cash equivalents	$(52)	$(46,794)	$3,904
Cash and cash equivalents at beginning of the year	$3,956	$50,750	$-
Cash and cash equivalents at end of year	$3,904	$3,956	$3,904

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

The Company sells the following types of frozen vegetables:  frozen bamboo shoots, frozen mulberry, frozen white cauliflower, frozen lotus root, frozen green soy bean, frozen broccoli, frozen rape flower, frozen snow bean and frozen sward bean.

These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our former President and Director .  Lin’an Fengye is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION (Continued)

Business (Continued)

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

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2012 and 2011, the company had cash and cash equivalents of $3,904 and $3,956.

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

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2012, there were no fixed assets in the Company’s balance sheets.

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

As of September 30, 2012, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Operating Expense

For the fiscal year ended September 30, 2011, there were a total of $52,899 operating expenses, which include professional fee of $27,250, rent expense of $10,034.52, registration fee of $2,100, and other expenses of $13,514.48.

For the fiscal year ended September 30, 2012, there were a total of $100,496 operating expenses, which include professional fee of $87,499, rent expense of $8,362, registration fee of $2,519, and other expenses of $2,116.

Detail was showed in Exhibit A.

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases in Hong Kong from August 01, 2011 through July 31, 2012 and requires a HKD 6,500 monthly lease payment; and this lease was expired and was not renew on August 1, 2012.

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

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

Since the date of Company’s inception on June 24, 2010, the former officer and directors Xiaozhong Wu has advanced the amount of $88,737 to the Company for incorporation and operation as of September 30, 2012. The outstanding balance is due on demand and no agreement was signed.

Cost of Goods Sold

These food products are manufactured in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our former officer and director.  Lin’an Fengye is currently the main supplier of the Company.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

The prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be the same price as Supplier charges other non-affiliated third party distributors or other sales made on a wholesale basis as modified from time to time in Supplier’s discretion but only if the same modification is made for other non-affiliated third party distributors or wholesale purchasers.

Prepaid Deposit to Supplier

In March 2011, the Company prepaid $38,000 deposit to supplier, Lin’an Fengye Food Co., Ltd, for ensuring timely delivery for later purchases.

Therefore, as of September 30, 2012, the Company had $38,000 prepaid deposit to supplier.

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
____________
* Jian Di and Yuan Su are husband and wife.

The percentage calculation is based on the total outstanding 25,000,000 shares

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

MEGA WORLD FOOD HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

The certified stock certificates of the above transfer were still in process as of September 30, 2012.

Therefore, as of September 30, 2012, there was still total share of 25,000,000 outstanding.

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

Based upon the lack of historical taxable income and uncertain projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets aggregating $2,947 as of September 30, 2012.

Exhibit A

			Cumulative from June 24, 2010
	Year Ended September 30,	Year Ended September 30,	(Date of Inception) to September 30,
Expense	2012	2011	2012

Bank Service Charges	116	203	381
Postage and Delivery	-	19	19
Registration fee	2,519	2,100	7,566
Professional Fees
Accounting & Auditing Fee	37,500	5,000	42,500
Consulting Expense	25,500	-	56,153
SEC filling Fee	2,499	5,000	7,499
Legal fee	22,000	18,750	43,250
Total Professional Fees	87,499	28,750	149,402
Rent Expense	8,362	10,035	20,069
Travel Expense	-	-	1,219
Transfer Agent Service	2,000	11,792	13,792
Total Expense	100,496	52,899	192,448

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of September 30, 2012, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.  This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by the CEO. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  The Company continues to study the implementation of additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

On May 25, 2012, Mr. Xiaozhong Wu resigned as Chairman, CEO and Director and Ms. Yaping He resigned as Principal Financial Officer and Principal Accounting Officer and Director.

On May 25, 2012, the following individuals were elected new officers and directors as set forth below:

Name	Title	Age
Lingling Wang	CEO and Director	37
Lin Xiang Wang	General Manager and Director	33
Guangqing Chen	Vice General Manager and Director	44
Hanjun Shi	Vice Manager	34
Ke Wu	CFO/Principal Accounting Officer	21
Shaoyun Zhou	Manager	30

In addition to assuming the positions with us on May 25, 2012 as set forth above:

Lingling Wang has been Director of Shengzhou Dingcheng Agriculture Company since November 2011 and has been Director of No. 11 Apartment, a hotel, since November 2008. From August 2002 to October 2008, she was Principal of Linxiang Kid Garden. As Director, she brings her management experience as Director of other enterprises in China.

Lin Xiang Wang has been Director of Shengzhou Shunjie Logistic Company since May 2007.  From February 2002 to April 2007, he was on the management staff of Zhejiang Sanhua Company, a process machine parts company.  As Director, he brings his management experience as Director and management staff of other enterprises in China.

Guangqing Chen was Manager of Yangguang Building Company, a real estate company, from July 1998 to April 2012.  As Director, he brings his management experience as Director of other enterprises in China.

Shaoyun Zhou has been Manager of No. 11 Apartment, a hotel, since December 2008.

Hanjun Shi Vice Manager of Shengzhou Dingcheng Agriculture Company since November 2011 and has been Vice General Manager of No. 11 Apartment, a hotel, since November 2008.

Ke Wu has been accountant with Zhejiang Yashilin Garment Company since April 2010.

Family Relationships

Linxiang Wang is younger brother of Lingling Wang.

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

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

From inception until May 25, 2012, we did not pay any compensation to our two then executive officers Mr. Wu and Ms. He, and we have no agreements or understandings, written or oral, to pay them any further compensation.

From May 25, 2012 to date, we did not pay any compensation to our executive officers, and we have no agreements or understandings, written or oral, to pay them any compensation.

Board of Directors

Director Compensation

Since inception, we have not paid any compensation to our two directors and we have no agreements or understandings, written or oral, to pay them compensation.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xiaozhong Wu	0	0	0	0	0	0	0
Ke Wu	0	0	0	0	0	0	0
Lingling Wang	0	0	0	0	0	0	0
Lin Xiang Wang	0	0	0	0	0	0	0
Guangqing Chen	0	0	0	0	0	0	0

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is Maoli Village, Longgang Town, Lin’an City, Zhejiang Province, 311322, People’s Republic of China.

Name	Number of Shares of Common stock	Percentage
Xiaozhong Wu [1]	8,775,000	35.10%
Yaping He [1]	8,775,000	35.10%
Jian Di [2]	2,975,000	11.90%
Yuan Su[2]	2,975,000	11.90%
Lingling Wang	11,000,000	44.00%
Lin Xiang Wang	500,000	2%
Guangqing Chen	500,000	2%
Hanjun Shi	50,000	0.2%
Ke Wu	30,000	0.12%
Shaoyun Zhou	20,000	0.08%
All executive officers and directors as a group [6 persons]	23,850,000	95.40%

[1]  Mr. Wu and Mrs. He are husband and wife.  The shares are owned of record by our founder, chairman and director, Mr. Xiaozhong Wu.  Yaping He disclaims beneficial ownership of these shares.

[2] Mr. Di and Mrs. Su are husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 25,000,000 shares of common stock outstanding as of September 30, 2012.

Securities authorized for issuance under equity compensation plans

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 14, 2011, 20,875,000 shares were issued as founder’s shares to our founder, chairman and director, Mr. Xiaozhong Wu.  We valued these shares at par value $.001.  The 20,875,000 shares were issued as follows:

Issued common stocks to founder at $0.001 per share for acquisition of Mega World Food (HK) on 9/14/2011	14,972,120

Issued common stocks to founder at $0.001 per share for consulting expenses paid by cash on 9/14/2011	5,902,880

The consulting service on September 14, 2011 for the cost of $5,902.88 was provided by Mr. Jian Di, related to advisory service regarding combination of two entities for Mega World Food Holding Company and Mega World Food Limited (HK).  Mr. Xiaozhong Wu made payment directly to Mr. Jian Di on September 14, 2011.

We did not generate any sales revenue or incurred any purchases as of December 31, 2011.

On August 1, 2011, Mega World Limited (HK), our subsidiary, signed a ten year distribution agreement with Lin’an Fengye.  Lin’an Fengye is a Chinese vegetable processing company owned 51% by Mr. Xiaozhong Wu, our shareholder.  These food products are produced in China by Lin’an Fengye Food Co., Ltd. (“Lin’an Fengye” or “Supplier”).  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin’an City, Zhejiang Province.  Lin’an Fengye is currently our primary supplier of the products we will sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

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

Except as set forth above, we have not entered into any material transaction with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended September 30, 2012 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2011.

	2012	2011

Audit Fees	15,000	15,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	15,000	15,000

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
_________________
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

MEGA WORLD FOOD HOLDING COMPANY, a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Lingling Wang	December 10, 2012	/s/ Lingling Wang

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Lingling Wang	Lingling Wang	Principal Executive Officer and Director	December 10, 2012

/s/ Ke Wu	Ke Wu	Principal Financial Officer and Principal Accounting Officer	December 10, 2012

/s/ Guangqing Chen	Guangqing Chen	Director	December 10, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_________________
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