Form 10-Q
period 2012-12-31
LIBERATED ENERGY, INC.
filed 2013-02-20
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-171046

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

109 Burtons Road
Marlton, New Jersey	08053
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (609) 707-1519

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,000,000 shares of common stock issued and outstanding as of February 19, 2013.

LIBERATED ENERGY, INC.

FORM 10-Q

Table of Content
INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our September 30, 2012 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONTENTS

Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and September 30, 2012	Page 6

Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011 (unaudited)	7

Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and December 31, 2011 (unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2012	September 30, 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and Cash equivalents	$3,904	$3,904
Prepaid rent deposit, net	--	--
Prepaid deposit to supplier	38,000	38,000
Total current assets	41.904	41,904

TOTAL ASSETS	$41,904	$41,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$44,250	$44,250
Total current liabilities	44,250	44,250

OTHER CURRENT LIABILITIES:
Loans from Shareholders	88,737	88,737
Total Other Current Liabilities	88,737	88,387

TOTAL LIABILITIES	132,987	132,987

STOCKHOLDERS’ EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none issued and outstanding	--	--
Common Stock:
100,000,000 shares authorized par value $0.001 per share; 25,000,000 issued and outstanding	25,000	25,000
Additional paid-in-capital	73,125	73,125
Deficit accumulated during the development stage	(189,248)	(189,248)
Accumulated other comprehensive income (deficit)	40	40

TOTAL STOCKHOLDERS’ DEFICIT	(91,083)	(91,083)

TOTAL LIABILITIES AND EQUITY	$41,904	$41,904

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

			Cumulative from
	For the Three Months Ended		June 24, 2010
	December 31,		(Date of Inception)
	2012	2011	to December 31, 2012
Revenues	$-	$-	$20,000
Costs of Goods Sold	-	-	(16,800)

Gross Profit	-	-	3,200

Operating Expenses
General and Administrative	-	8,979	192,448
Total Operating Expenses	-	8,979	192,448

Operating Loss	-	(8,979)	(189,248)

Other Income (Expense)	-	-	-
Interest Expense	-	-	-

Net Loss Before Taxes	-	(8,979)	(189,248)

Net Loss	$-	$(8,979)	$(189,248)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	-	-	40

Comprehensive Income (Loss)	$-	$(8,979)	$(189,208)

Weighted Average Shares
Outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		June 24, 2010
	December 31,		(Date of Inception)
	2012	2011	to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$-	$(2,739)	$(189,248)

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of shares based legal fee expense	-	-	2,500
Non-cash portion of shares based consulting expense	-	-	24,750
Prepaid deposit to supplier	-	-	(38,000)
Prepaid rent deposit	-	2,509	--
Account Payable	-	-	44,250
Loan from Shareholders	-	220	88,737
Net Cash Provided in Operating Activities	-	-	(67,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	-	-	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	70,875
Net Cash Provided by Financing Activities	-	-	70,875

Effect of Exchange Rate on Cash	-	-	40
Net increase (decrease) in cash and cash equivalents	3,904	3,956	3,904
Cash and cash equivalents at Beginning of the Period	-	-	-
Cash and cash equivalents at End of Period	$3,904	$3,956	$3,904

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Organization

Liberated Energy, Inc. formerly known as Mega World Food Holding Company (the Company) is a Nevada corporation formed on September 14, 2010.  At September 14, 2010, the Company acquired 100% ownership of Mega World Food Limited (HK), a Hong Kong China corporation formed in June 24, 2010, owned 100% by founder, chairman and director, Mr. Xiaozhong Wu.   At September 14, 2010, the Company issued 14,972,120 common shares at par value of $0.001 to founder, chairman and director, Mr. Xiaozhong Wu, to acquire 100% ownership of Mega World Food Limited (HK).  Mega World Food Limited (HK) is wholly-owned subsidiary of the Company. The purpose of this transaction was solely to form a U.S. holding company for the business, and this transaction is considered as a combination between entities under common control under the guidance of FASB ASC 805-50-25-2 and 805-50-45.

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

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2012, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2012, there were no fixed assets in the Company’s balance sheets.

Operating Expense

For the fiscal quarter ended December 310, 2012 and 2011, there was a total of $0 and $ 8,979 operating expenses respectively. Detail was showed in Exhibit A.

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

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

Since the date of Company’s inception on June 24, 2010, the officers and directors of the Company have advanced the amount of $85,236 to the Company for incorporation and operation as of December 31, 2012. The outstanding balance is due on demand and no agreement was signed.

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

Therefore, as of December 31, 2012, the Company had $ 38,000 prepaid deposit to supplier.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001; and 10,000,000 shares of preferred stocks with par value of $0.001.

Liberated Energy, Inc. formerly Mega World Food Holding Company (the Company) is a Nevada corporation formed on September 14, 2010.  On September 14, 2010, the Company acquired 100% of ownership of Mega World Food Limited (HK), a Hong Kong China corporation formed in June 24, 2010, and owned 100% by founder, Mr. Xiaozhong Wu.  At September 14, 2010, the Company issued 14,972,120 common shares at par value of $0.001 for the total amount of $14,972.12 to Mr. Xiaozhong Wu to exchange the ownership of the Mega World Food Limited (HK), for the same amount of value of Mega World Food Limited (HK).  After the acquisition, Mega World Food Limited (HK) is wholly-owned subsidiary of the Company.

The Company issued shares as of December 31, 2012 are listed as follows:

Common Stock
Shares

Issued common stocks to founder at $0.001 per share for organization expenses on 9/14/2010	14,972,120

Issued common stocks to founder at $0.001 per share for consulting expenses paid by cash on 9/14/2010	5,902,880

Issued common stocks to Williams @$0.01 per share for services rendered on 9/20/2010	250,000

Issued common stocks to Jian Di @$0.01 per share for services rendered on 9/20/2010	2,475,000

Issued common stocks to Yuan Su and Guoyong Xu @$0.01 per share for cash on 9/20/2010	1,000,000

Issued common stocks to 40 shareholders @$0.1 per share for cash on 9/30/2010	400,000

Balance, December 31, 2012	25,000,000

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

There were no any shares issued for the period from October 1 to December 31, 2012.

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

Therefore, as of December 31, 2012, there was total share of 25,000,000 outstanding.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE E – Acquisition of Mega World Food Limited (HK)

On September 14, 2010, Liberated Energy, Inc. then known as Mega World Food Holding Company (the Company) acquired the 100% ownership of a Hong Kong company, Mega World Food Limited (HK) owned by Mr. Xiaozhong Wu.  Mega World Food Limited (HK) was incorporated on June 24, 2010, and incurred setting up, formation or organization activities since June 24, 2010.  Mega World Food Limited (HK) is wholly-owned subsidiary of the Company. The purpose of this transaction was solely to form a U.S. holding company for the business, and this transaction is considered as a combination between entities under common control under the guidance of FASB ASC 805-50-25-2 and 805-50-45.

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

The Company incurred registration fee, travel expense, and rent expense for setting up Mega World Food Limited in Hong Kong from June 24, 2010 to September 14, 2010.  The total expense incurred in Hong Kong prior September 14, 2010, the inception date of Mega World Food Holding Company incorporated in the State of Nevada, was fully expensed and listed as follows:

Mega World Food Limited (HK) Expense Prior 9/14/2010
Bank Service Charges	61.75
Registration Fee	2,947.05
Rent Expense	1,226.44
Travel Expense	1,218.69
Total Expense Prior 9/14/2010	$5,453.93

The following table summarizes the amounts recognized for assets and liabilities assumed as of the acquisition date, September 14, 2010.

As of September 14, 2010:

HSBC Bank Balance	$710.15
Prepaid Rent Deposit	$8,808.04
Loan from Mr. Xiaozhong Wu	$14,972.12

At September 14, 2010, total consideration of $14,972.12 (common shares of 14,972,120 at $0.001) was transferred to Mr. Xiaozhong Wu.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2012 is presented below:

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE G – INCOME TAXES (Continued)

Deferred Tax Assets:

2011
Valuation allowance	$-
Registration Fee for start-up costs	-
Net deferred tax assets	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

NOTE H – SUBSEQUENT EVENTS

On January 23, 2013, the Company issued an aggregate of 2,500,000 shares of the Company's common stock, par value $.001 per share, to the eighteen (18) shareholders of Perpetual Wind Power Corporation ("Perpetual Wind") for the rights to its wind and solar powered turbine technology for which it has a patent pending with the United States Patent and Trademark office (U.S. Patent App. Serial No. 61/257,578) as submitted on November 3, 2009 by Woodcock Washburn, a US law firm specializing in intellectual property law and as demonstrated on Perpetual Wind’s website at www.perpwindpower.com (the “Perpetual Wind Patent”).  As additional consideration, Perpetual Wind is returning to the Company's treasury, the 24,500,000 shares of common stock of the Company that it acquired from thirteen (13) shareholders of the Company this same day.  As a result, a change of control of the Company took place on this date, whereby said (18) shareholders of Perpetual Wind now own 2,500,000 of the Company's common stock out of a total of 3,000,000 total common stock outstanding.

On January 23, 2013, Lingling Wang, Lin Xiang Wang, Guangquing Chen, Hanjun Shi, Key Wu and Shaoyun Zhou presented to the Board of the Company a letter of resignation whereby they resigned from their positions as officers and directors with the Company, effective at 11;59 A.M. on January 23, 2013.  Their resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

On January 23, 2013, the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent and the members of the board of directors (the “Board”) of the Company approved by unanimous written consent, (i) the acceptance of resignation of Lingling Wang, Lin Xiang Wang, Guangquing Chen, Hanjun Shi, Key Wu and Shaoyun Zhou from their positions as officers and directors of the Company, and (ii) the appointment of Mr. Frank Pringle as Chief Executive Officer and Director and Ms. Elyse M. Thompson as Chief Financial Officer, Secretary and Director of the Company.

On February 6, 2013, the Company changed its name officially to Liberated Energy, Inc. by filing a Certificate of Amendment to its Articles of Incorporation, pursuant to Nevada Revised Statutes 78.385 and 78.390 with the office of the Secretary of State for the State of Nevada, Document Number 20130082024-92.

Im addition, on February 6, 2013, at 8:30 AM the Company filed a Certificate of Change pursuant to Nevada Revised Statutes 78.209 with the office of the Secretary of State for the State of Nevada, Document Number 20130082024-92 whereby the Company agreed that for each Common Stock, the shareholders will receive twenty-four Common Stock, $0.001 par value.  Total Common Stock, $0.001 par value increased from 3,000,000 to 72,000,000 issued and outstanding.

On February 14, 2013, the Company received confirmation from OTC Corporate Actions that effective February 15, 2013 the following has been approved:

·	24-1 Forward Split payable upon surrender of old certificates
·	Pre-Split Total Shares Outstanding (prior to February 13, 2013): 3,000,000
·	Post-Split Total Shares Outstanding (as of February 15, 2013): 72,000,000
·	New CUSIP: 53012R105
·	New Name: Liberated Energy, Inc.
·	New Symbol: LIBE
                                                                  The new symbol will not take effect until 20 business days from the effective date of the Forward Split & Name Change.

Table of Content
Exhibit A

			Cumulative from
	Three Month Ended	Three Month Ended	June 24, 2010
	December 31,	December 31,	(Date of Inception)
Expense	2012	2011	to December 31, 2012
Bank Service Charges	-	-	381
Postage and Delivery	-	-	19
Registration fee	-	220	7,566
Professional Fees
Auditing/Accounting Fee	-	-	42,500
Consulting Expense	-		56,153
SEC filling Fee	-	-	7,499
Legal fee	-	6,250	43,250
Total Professional Fees	-	6,250	149,402
Rent Expense	-	2,509	20,069
Travel Expense	-	-	1,219
SEC Edgarzation Fee	-	-	-
Transfer Agent Service	-	-	13,792
Total Expense	-	8,979	192,448

Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This section and other parts of this Form 10-Q quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

BASIS OF PRESENTATION

The unaudited financial statements of Liberated Energy, Inc. formerly Mega World Food Holding Company, a Nevada corporation (“Liberated”, “Mega World.”, “the Company”, “our”, or “we”) for the period ended December 31, 2012, should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Results of Operations

For the three months ended December 31, 2012 vs. December 31, 2011:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended December 31, 2012 and December 31, 2011, the Company incurred no revenue, respectively.

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

For the three months period ended December 31, 2012 and December 31, 2011, the total cost of goods sold was zero, $0, respectively.

Table of Content
Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending December 31, 2012, we incurred no selling, general and administrative expenses.

For three month period ending December 31, 2010, there was a total of $8,979 operating expenses, which include rent expense of $2,508.63, legal fee of $6,250, and the Company’s registration fee of $220.

We expect selling, general, and administrative expenses to increase as we change directions for the Company.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Hong Kong is subject to the income tax laws of Hong Kong.  Due to the accumulative net loss, we would not subject to both US and Hong Kong’s income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred no additional loss for the three month period ended December 31, 2012, and net loss of $8,979 for the three month period ended December 31, 2011, respectively.

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

Table of Content
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

Table of Content
Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Trading market

    Our common stock is quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol MWFH.  The symbol will be changing to LIBE.

Dividend Policy

    We have never paid dividends. We do not intend to declare any dividends in the foreseeable future. We presently intend to retain earnings, if any, for the development and expansion of our business.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

    It is important to note that when preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and related notes.  Actual results could differ if those estimates and assumptions approve to be incorrect.

    On an ongoing basis, we evaluate our estimates, including those related to estimated customer life, used to determine the appropriate amortization period for deferred revenue and deferred costs associated with licensing fees, the useful lives of property and equipment and our estimates of the value of common stock for the purpose of determining stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Off- Balance Sheet Arrangements

    We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash and Cash Equivalents

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending September 31, 2012and 2011 Enterprise CPAs, Ltd. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”

 Table of Content

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, the our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

Market Information

Our common stock is quoted on the OTC Electronic Bulletin Board under the symbol MWFH.  Our symbol has been approved to change to LIBE.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting.  The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Table of Content

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of September 30, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•	As of December 31, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of December 31, 2012, there were no independent directors and no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 1A.  RISK FACTORS

          The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None.

Table of Content
ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K

Description	Form	Filing Date

None

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: February 19, 2013
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2013	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)