Form 10-Q
period 2013-03-31
LIBERATED ENERGY, INC.
filed 2013-05-20
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,000,000 shares of common stock issued and outstanding as of May 15, 2013.

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

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONTENTS

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and September 30, 2012	Page 6

Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012 (unaudited)	7

Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and March 31, 2012 (unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and Cash equivalents	$4,348	$3,904
Prepaid rent deposit, net	--	--
Prepaid deposit to supplier	-	38,000
Total current assets	4,348	41,904

TOTAL ASSETS	$4,348	$41,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$-	$44,250
Total current liabilities	-	44,250

OTHER CURRENT LIABILITIES:
Loans from Shareholders	200	88,737
Total Other Current Liabilities	200	88,387

TOTAL LIABILITIES	-	132,987

STOCKHOLDERS’ EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none issued and outstanding	--	--
Common Stock:
100,000,000 shares authorized par value $0.001 per share; 25,000,000 issued and outstanding	72,000	25,000
Additional paid-in-capital	31,125	73,125
Deficit accumulated during the development stage	(190,100)	(189,248)
Accumulated other comprehensive income (deficit)	911,123	40

TOTAL STOCKHOLDERS’ DEFICIT	4,148	(91,083)

TOTAL LIABILITIES AND EQUITY	$4,348	$41,904

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

					Cumulative from
	For the Three Months Ended		For the Six Months Ended		June 24, 2010
	March 31,		March 31,		(Date of Inception)
	2013	2012	2013	2012	to December 31, 2012
Revenues	$-	$-	$-	$-	$20,000
Costs of Goods Sold	-	-	-	-	(16,800)

Gross Profit	-	-	-	-	3,200

Operating Expenses
General and Administrative	852	28,542	852	37,521	193,300
Total Operating Expenses	852	28,542	852	37,521	193,300

Operating Loss	(852)	(28,542)	(852)	(37,521)	(190,100)

Other Income (Expense)	-	-	-	-	-
Interest Expense	-	-	-	-	-

Net Loss Before Taxes	(852)	(28,542)	(852)	(37,521)	(190,100)

Net Loss	(852)	(28,542)	$(852)	$(37,521)	$(190,100)

Loss per Share, Basic & Diluted	(0.00)	(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	-	-	-	-	40
Gain on sale of subsidiary	91,083		91,083		91,083

Comprehensive Income (Loss)	$90,231	$(28,542)	$90,231	$(37,521)	$(98,977)

Weighted Average Shares
Outstanding	72,000,000	25,000,000	72,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended		June 24, 2010
	March 31,		March 31,		(Date of Inception)
	2013	2012	2013	2012	to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(852)	$(28,542)	$(852)	$(37,521)	$(190,100)

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of shares based legal fee expense	-	-	-	-	2,500
Non-cash portion of shares based consulting expense	-	-	-	-	24,750
Prepaid deposit to supplier	-	-	-	-	(38,000)
Prepaid rent deposit	-	2,508	-	5,017	--
Account Payable	-	13,500	-	10,750	44,250
Loan from Shareholders	200	12,482	200	12,702	88,937
Net Cash Provided in Operating Activities	(652)	(52)	(652)	(52)	(67,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	-	-	-	-	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,000	-	5,000	-	75,875
Disposition of Chinese Subsidiary	(3,904)	-	(3,904)	-	(3,904)
Net Cash Provided by Financing Activities	1,096	-	1,096	-	71,971

Effect of Exchange Rate on Cash	-	-	-	-	-
Sale of Subsidiary
Net increase (decrease) in cash and cash equivalents	444	(52)	444	(52)	4,108
Cash and cash equivalents at Beginning of the Period	3,904	3,956	3,904	3,956	-
Cash and cash equivalents at End of Period	4,348	3,904	$4,348	$3,904	$4,348

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Organization

Liberated Energy, Inc. formerly known as Mega World Food Holding Company (the Company) is a Nevada corporation formed on September 14, 2010.  On January 19, 2013, Perpetual Wind Power Corporation acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of ther Company.  Thereafter, Company the acquired from Perpetual Wind Power Corporation its pattented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind returned to treasury its 24,500,000 shares itaacquired from the Company's shareholders.  As a a result of this transaction, the Company had on January 19, 2013 3,000,000 shares issued and outstanding.  On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and underwent a 24 for 1 forward split, whereby the Company's outstanding shares increased from 3,000,000 to 72,000,000.

The principal executive office is located at 109 Burtons Road, Marlton, New Jersey 08053.

Business

The Company’s business is the sale of alterative energy products and services.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 30, 2013, the company had cash and cash equivalents of $4,348.

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

As of March 30, 2013, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of March 30, 2013, there were no fixed assets in the Company’s balance sheets.

Operating Expense

For the fiscal quarter ended March 30, 2013 and 2012, there was a total of $852and $ 28,542 operating expenses respectively.

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

NOTE C – SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001; and 10,000,000 shares of preferred stocks with par value of $0.001.

Liberated Energy, Inc. formerly known as Mega World Food Holding Company (the Company) is a Nevada corporation formed on September 14, 2010.  On January 19, 2013, Perpetual Wind Power Corporation acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of ther Company.  Thereafter, Company the acquired from Perpetual Wind Power Corporation its pattented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind returned to treasury its 24,500,000 shares itaacquired from the Company's shareholders.  As a a result of this transaction, the Company had on January 19, 2013 3,000,000 shares issued and outstanding.  On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and underwent a 24 for 1 forward split, whereby the Company's outstanding shares increased from 3,000,000 to 72,000,000.
The restricted common shares after the 24 for 1 forward split were issued as follows:

	Total Shares	%

Frank Pringle, Chairman & CEO	30,000,000	41.67%
Lois Pringle*	18,235,032	25.33%
Elyse Thompson, Secretary & CFO	1,999,992	2.78%
Shawn Pringle	1,000,008	1.39%
George Birch	1,000,008	1.39%
Jerry Gruenbaum	6,979,992	9.69%
Ryan Thompson	135,000	0.00%
Jen Thmpson	135,000	0.00%
Bailey Pringle	135,000	0.00%
Ashlee Pringle	135,000	0.00%
Nikolaos Giannakeas	4,992	0.00%
Yasuao Hayashi	19,992	0.00%
Donna Wert	19,992	0.00%
Robert & Magdalene Walesyn	4,992	0.00%
Charles Beebe	30,000	0.00%
Larry Etherton	4,992	0.00%
Libby Neuman	100,008	0.00%
Graham West	60,000	0.00%
Total	60,000,000	83.33%
_______
* Lois Pringle is the wife of Frank Pringle.

The percentage calculation is based on the total outstanding 72,000, 000 shares

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE D – Disposition of Mega World Food Limited (HK)

On January 19, 2013, Liberated Energy, Inc. then known as Mega World Food Holding Company (the Company) disposed the 100% ownership of a Hong Kong company, Mega World Food Limited (HK) to Mr. Xiaozhong Wu.  Mega World Food Limited (HK) was incorporated on June 24, 2010, and incurred setting up, formation or organization activities since June 24, 2010.  Mega World Food Limited (HK) was a wholly-owned subsidiary of the Company.

The Company incurred the following gain on the disposition:

Mega World Food Limited (HK) Expense Prior 9/14/2010
Accounts Payable	44,250
Loan from Stockholders	88,737
Cash and Cash Equivalents	(3,904)
Prepaid deposit to supplier	(38,000)
Gain on sale of subsidiary	$91,083

The following table summarizes the amounts recognized for assets and liabilities assumed as of the acquisition date, September 14, 2010.

NOTE E– GOING CONCERN

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

NOTE F – INCOME TAXES

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

Deferred Tax Assets:

2012
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

Results of Operations

For the three months ended March 30, 2013 vs. March 30, 2012:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended March 30, 2013 and March 30, 2012, the Company incurred no revenue, respectively.

Cost of Revenue

For the three months period ended Marc h 30, 2013 and March 30, 2012, the total cost of goods sold was zero, $0, respectively.

Table of Content
Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending March 30, 2013, we incurred a total of $852 general and administrative expenses.

For three month period ending March 30, 2012, there was a total of $28,542 operating expenses, which include rent expense, legal fee, and the Company’s registration fees.

We expect selling, general, and administrative expenses to increase as we change directions for the Company.

Income Taxes

We are subject to income taxes in the U.S.  Due to the accumulative net loss, we are not subject to any income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred a net loss of $852 for the three month period ended March 30, 2013, and net loss of $28,542 or the three month period ended March 30, 2012, respectively.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

For the six months ended March 30, 2013 vs. March 30, 2012:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the six months ended March 30, 2013 and March 30, 2012, the Company incurred no revenue, respectively.

Cost of Revenue

For the six months period ended Marc h 30, 2013 and March 30, 2012, the total cost of goods sold was zero, $0, respectively.

Table of Content
Expense

Our operating expenses consist of selling, general and administrative expenses.

For six month period ending March 30, 2013, we incurred a total of $852 general and administrative expenses.

For six month period ending March 30, 2012, there was a total of $37,521 operating expenses, which include rent expense, legal fee, and the Company’s registration fees.

We expect selling, general, and administrative expenses to increase as we change directions for the Company.

Income Taxes

We are subject to income taxes in the U.S.  Due to the accumulative net loss, we are not subject to any income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred a net loss of $852 for the six month period ended March 30, 2013, and net loss of $37,521 or the six month period ended March 30, 2012, respectively.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 30, 2013, our disclosure controls and procedures are not effective.

Table of Content
Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Trading market

    Our common stock is quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol LIBE.

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

Market Information

Our common stock is quoted on the OTC Electronic Bulletin Board under the symbol LIBE.

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

Table of Content

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 30, 2013.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•	As of March 30, 2013, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of March 30, 2013, there were no independent directors and no independent audit committee.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None.

Table of Content
ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/8/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated January 25, 2015	8-K	2/7/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated January 26, 2013	8-K	2/7/2013

3.4	By-laws	S-1	12/8/2010

10.1	Patent Acquisition Agreement dated January 19, 2013	8-K	1/24/2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K

Description	Form	Filing Date

Change of Control & Resignation of Officersa & Directors	8-K	1/24/2013

Change of Control & Resignation of Officersa & Directors	8-K/A	1/25/2013

Amended Articles of Incorporation - Change of name to Liberated Energy, Inc. and Certificate of Change - 24-1 forward split as filed with Nevada Secretary of State	8-K	2/7/2013

OTC Corporate Action Notification re: 24-1 forward split, new name - Liberated Energy, new symbol: LIBE	8-K	2/19/2013

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: May 20, 2013
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2013	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)