Form 10-Q/A
period 2013-03-31
LIBERATED ENERGY, INC.
filed 2013-05-24
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10- Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,000,000 shares of common stock issued and outstanding as of May 24, 2013.

Explanatory Note

Liberated Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s annual report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Filing Date”), to make correct some minor typographical mistakes and  to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

LIBERATED ENERGY, INC.

FORM 10-Q/A

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

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONTENTS

Balance Sheets as of March 31, 2013 (Unaudited) and September 30, 2012 (Audited)	Page 6

Statements of Operations for the three and six months ended March 31, 2013 and 2012 (unaudited) and for the cumulative period from June 24, 2010 (Inception) to March 31, 2013 (Unaudited)	7

Statements of Cash Flows for the six months ended March 31, 2013 and March 31, 2012 (unaudited) and for the cumulative period from June 24, 2010 (Inception) to March 31, 2013 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET

	March 31, 2013	September 30 , 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and Cash equivalents	$4,348	$3,904
Prepaid rent deposit, net	-	-
Prepaid deposit to supplier	-	38,000
Total current assets	4,348	41,904

TOTAL ASSETS	$4,348	$41,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$-	$44,250
Total current liabilities	-	44,250

OTHER CURRENT LIABILITIES:
Loans from Shareholders	200	88,737
Total Other Current Liabilities	200	88,387

TOTAL LIABILITIES	-	132,987

STOCKHOLDERS’ EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none issued and outstanding	-	-
Common Stock:
100,000,000 shares authorized par value $0.001 per share; 72 ,000, 000 issued and outstanding as of March 31, 2013 and 25,000,000 issued and outstanding as of September 30, 2012	72,000	25,000
Additional paid-in-capital	31,125	73,125
Deficit accumulated during the development stage	(190,100)	(189,248)
Accumulated other comprehensive income (deficit)	91,123	40

TOTAL STOCKHOLDERS’ DEFICIT	4,148	(91,083)

TOTAL LIABILITIES AND EQUITY	$4,348	$41,904

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF LOSS
(Unaudited)

					Cumulative from
	For the Three Months Ended		For the Six Months Ended		June 24, 2010
	March 31,		March 31,		(Date of Inception)
	2013	2012	2013	2012	to March 31 2013
Revenues	$-	$-	$-	$-	$20,000
Costs of Goods Sold	-	-	-	-	(16,800)

Gross Profit	-	-	-	-	3,200

Operating Expenses
General and Administrative	852	28,542	852	37,521	193,300
Total Operating Expenses	852	28,542	852	37,521	193,300

Operating Loss	(852)	(28,542)	(852)	(37,521)	(190,100)

Other Income (Expense)	-	-	-	-	-
Interest Expense	-	-	-	-	-

Net Loss Before Taxes	(852)	(28,542)	(852)	(37,521)	(190,100)

Net Loss	(852)	(28,542)	$(852)	$(37,521)	$(190,100)

Loss per Share, Basic & Diluted	(0.00)	(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	-	-	-	-	40
Gain on sale of subsidiary	91,083		91,083		91,083

Comprehensive Income (Loss)	$90,231	$(28,542)	$90,231	$(37,521)	$(98,977)

Weighted Average Shares
Outstanding	72,000,000	25,000,000	72,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		June 24, 2010
	March 31,		(Date of Inception)
	2013	2012	to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(852)	$(28,542)	$(190,100)

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of shares based legal fee expense	-	-	2,500
Non-cash portion of shares based consulting expense	-	-	24,750
Prepaid deposit to supplier	-	-	(38,000)
Prepaid rent deposit	-	2,508	-
Account Payable	-	13,500	44,250
Loan from Shareholders	200	12,482	88,937
Net Cash Provided in Operating Activities	(652)	(52)	(67,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,000	-	75,875
Disposition of Chinese Subsidiary	(3,904)	-	(3,904)
Net Cash Provided by Financing Activities	1,096	-	71,971

Effect of Exchange Rate on Cash	-	-	40
Sale of Subsidiary
Net increase (decrease) in cash and cash equivalents	444	(52)	4,308
Cash and cash equivalents at Beginning of the Period	3,904	3,956
Cash and cash equivalents at End of Period	4,348	3,904	$4,348

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31 , 2013, the company had cash and cash equivalents of $4,348.

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

As of March 31 , 2013, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of March 31 , 2013, there were no fixed assets in the Company’s balance sheets.

Operating Expense

For the fiscal quarter ended March 31 , 2013 and 2012, there was a total of $852 and $ 28,542 operating expenses respectively.

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

	2013
Computed expected tax benefit	(15.00	) %
State income tax, net of federal benefit	(7.30)
Valuation allowance	22.30

Income tax benefit	-%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2012 is presented below:

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

Results of Operations

For the three months ended March 30, 2013 vs. March 31 , 2012:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended March 31 , 2013 and March 31 , 2012, the Company incurred no revenue, respectively.

Cost of Revenue

For the three months period ended March 31 , 2013 and March 31 , 2012, the total cost of goods sold was zero, $0, respectively.

Table of Content
Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending March 31, 2013, we incurred a total of $852 general and administrative expenses.

For three month period ending March 31 , 2012, there was a total of $28,542 operating expenses, which include rent expense, legal fee, and the Company’s registration fees.

We expect selling, general, and administrative expenses to increase as we change directions for the Company.

Income Taxes

We are subject to income taxes in the U.S.  Due to the accumulative net loss, we are not subject to any income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred a net loss of $852 for the three month period ended March 31 , 2013, and net loss of $28,542 or the three month period ended March 31 , 2012, respectively.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

For the six months ended March 31 , 2013 vs. March 31 , 2012:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the six months ended March 31 , 2013 and March 31 , 2012, the Company incurred no revenue, respectively.

Cost of Revenue

For the six months period ended March 31, 2013 and March 31 , 2012, the total cost of goods sold was zero, $0, respectively.

Table of Content
Expense

Our operating expenses consist of selling, general and administrative expenses.

For six month period ending March 31 , 2013, we incurred a total of $852 general and administrative expenses.

For six month period ending March 31 , 2012, there was a total of $37,521 operating expenses, which include rent expense, legal fee, and the Company’s registration fees.

We expect selling, general, and administrative expenses to increase as we change directions for the Company.

Income Taxes

We are subject to income taxes in the U.S.  Due to the accumulative net loss, we are not subject to any income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred a net loss of $852 for the six month period ended March 31 , 2013, and net loss of $37,521 or the six month period ended March 31 , 2012, respectively.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31 , 2013, our disclosure controls and procedures are not effective.

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

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending September 30 , 2012 and 2011 Enterprise CPAs, Ltd. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”

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

Table of Content

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31 , 2013.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•	As of March 31 , 2013, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of March 31 , 2013, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 1A.  RISK FACTORS

          The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None.

Table of Content
ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/8/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated January 25, 2015	8-K	2/7/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated January 26, 2013	8-K	2/7/2013

3.4	By-laws	S-1	12/8/2010

10.1	Patent Acquisition Agreement dated January 19, 2013	8-K	1/24/2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K

Description	Form	Filing Date

Change of Control & Resignation of Officers & Directors	8-K	1/24/2013

Change of Control & Resignation of Officers & Directors	8-K/A	1/25/2013

Amended Articles of Incorporation - Change of name to Liberated Energy, Inc. and Certificate of Change - 24-1 forward split as filed with Nevada Secretary of State	8-K	2/7/2013

OTC Corporate Action Notification re: 24-1 forward split, new name - Liberated Energy, new symbol: LIBE	8-K	2/19/2013

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: May 24 , 2013
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: May 24 , 2013	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)