Form 10-Q
period 2013-06-30
LIBERATED ENERGY, INC.
filed 2013-08-16
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,000,000 shares of common stock issued and outstanding as of August 16, 2013.

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

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONTENTS

Balance Sheets as of June 30, 2013 (Unaudited) and September 30, 2012(Audited)	Page 6

Statements of Operations for the three and nine months ended June 30, 2013 and June 30, 2012 (unaudited) and for the cumulative period from June 24, 2010 (Inception) to June 30, 2013 (Unaudited)	7

Statements of Cash Flows for the three and nine months ended June 30, 2013 and June 30, 2012 (unaudited) and for the cumulative period from June 24, 2010 (Inception) to June 30, 2013 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	June 30, 2013	Sep. 30, 2012
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$6,229	$3,904
Prepaid deposit to supplier	$-	$38,000

Total Current Assets	$6,229	$41,904

OTHER ASSESTS:

Total Other Assets	$-	$-

TOTAL ASSETS	$6,229	$41,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$-	$44,250

Total Current Liabilities	$-	$44,250

OTHER CURRENT LIABILITIES
Loans from Stockholders	$6,340	$88,737

Total Other Current Liabilities	$6,340	$88,737

TOTAL LIABILITIES	$6,340	$132,987

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	$-	$-
Common Stock:
100,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 72,000,000 shares at March 31, 2013 and
25,000,000 at September 30, 2012	$72,000	$25,000
Additional paid-in-capital	$31,125	$73,125.00
Deficit accumulated during the development stage	$(194,359)	$(189,248)
Accumulated other comprehensive income (deficit)	$91,123	$40

TOTAL STOCKHOLDERS' DEFICIT	$(111)	$(91,083)

TOTAL LIABILITIES AND EQUITY	$6,229	$41,904

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF LOSS
(Unaudited)

					Cumulative
	For the three Months Ended		For the Nine Months Ended		from June 24, 2010
	June 30,		June 30,		(Date of Inception)
	2013	2012	2013	2012	to June 30, 2013
Revenues	$-	$-	$-	$-	$20,000
Cost of Goods Sold	$-	$-	$-	$-	$(16,800)

Gross Profit	$-	$-	$-	$-	$3,200

Operating Expenses
General and Administrative Expenses	$4,259	$35,889	$5,111	$73,409	$197,559
Total Operating Expenses	$4,259	$35,889	$5,111	$73,409	$197,559

Operating Loss	$(4,259)	$(35,889)	$(5,111)	$(73,409)	$(194,359)

Other Income (Expense)	$-	$-	$-	$-	$-
Interest Expense	$-	$-	$-	$-	$-

Net Loss Before Taxes	$(4,259)	$(35,889)	$(5,111)	$(73,409)	$(194,359)

Net Loss	$(4,259)	$(35,889)	$(5,111)	$(73,409)	$(194,359)

Loss per Share, Basic & Dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$-	$-	$-	$-	$40
Gain on sale of subsidiary	$-	$-	$91,083		$91,083
Total other comprehensive income(Loss)	$-	$-	$91,083	$-	$91,123

Comprehensive Income (Loss)	$(4,259)	$(35,889)	$85,972	$(73,409)	$(103,236)

Weighted Average Shares Outstanding	72,000,000	25,000,000	72,000,000	25,000,000	72,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended		For the Nine Months Ended		June 24, 2010
	June 30,		June 30,		(Date of Inception)
	2013	2012	2013	2012	to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,259)	$(35,889)	$(5,111)	$(73,409)	$(194,359)

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of shares based legal fee expense	$-	$-	$-	$-	$2,500
Non-cash portion of shares based consulting expense	$-	$-	$-	$-	$24,750
Prepaid deposit to supplier	$-	$-	$38,000	$-	$-
Prepaid rent deposit	$-	$2,509	$-	$7,526	$-
Account Payable	$-	$(6,000)	$(44,250)	$15,250	$-
Loan from Shareholders	$6,140	$39,380	$(82,397)	$50,581	$6,340
Net Cash Provided in Operating Activities	$1,881	$-	$(93,758)	$(52)	$(160,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	$-	$-	$-	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$-	$-	$-	$-	$70,875
Proceeds from issuance of common stock warrant	$-	$-	$5,000	$-	$5,000
Net Cash Provided by Financing Activities	$-	$-	$5,000	$-	$75,875

Effect of Exchange Rate on Cash	$-	$-	$-	$-	$40
Sales of chinese subsidiary	$-	$-	$91,083	$-	$91,083

Net increase (decrease) in cash and cash equivalents	$1,881	$-	$2,325	$(52)	$6,229
Cash and cash equivalents at Beginning of the Period	$4,348	$3,904	$3,904	$3,956	$-
Cash and cash equivalents at End of Period	$6,229	$3,904	$6,229	$3,904	$6,229

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2013, the company had cash and cash equivalents of $6,229.

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

As of June 30, 2013, the Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2013, there were no fixed assets in the Company’s balance sheets.

Operating Expense

For the fiscal quarter ended June 30, 2013 and 2012, there was a total of $5,111 and $73,409 operating expenses respectively.

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

Mega World Food Limited (HK) Expense Prior 9/14/2012
Accounts Payable	44,250
Loan from Stockholders	88,737
Cash and Cash Equivalents	(3,904)
Prepaid deposit to supplier	(38,000)
Gain on sale of subsidiary	$91,083

The following table summarizes the amounts recognized for assets and liabilities assumed as of the acquisition date, September 14, 2012.

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

Results of Operations

For the three months ended June 30, 2013 vs. June 30, 2012:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended June 30, 2013 and June 30, 2012, the Company had no revenues, respectively.

Cost of Revenue

For the three months period ended June 30, 2013 and June 30, 2012, the total cost of goods sold was $0, respectively.

Table of Content
Expense

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending June 30, 2013, we incurred a total of $4,259 general and administrative expenses.

For three month period ending June 30, 2012, there was a total of $35,889 operating expenses, which include rent expense, legal fee, and the Company’s registration fees.

We expect selling, general, and administrative expenses to increase as we begin making sales.

Income Taxes

We are subject to income taxes in the U.S.  Due to the accumulative net loss, we are not subject to any income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred a net loss of $4,259 for the three month period ended June 30, 2013, and net loss of $35,889 or the three month period ended June 30, 2012, respectively.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

For the nine months ended June 30, 2013 vs. June 30, 2012:

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the nine months ended June 30, 2013 and June 30, 2012, the Company incurred no revenue, respectively.

Cost of Revenue

For the nine months period ended June 30 , 2013 and June 30, 2012, the total cost of goods sold was $0, respectively.

Table of Content
Expense

Our operating expenses consist of selling, general and administrative expenses.

For nine month period ending June 30, 2013, we incurred a total of $5,111 general and administrative expenses.

For nine month period ending June 30, 2012, there was a total of $73,409 operating expenses, which include rent expense, legal fee, and the Company’s registration fees.

We expect selling, general, and administrative expenses to increase as we begin making sales.

Income Taxes

We are subject to income taxes in the U.S.  Due to the accumulative net loss, we are not subject to any income taxes yet.

Net Income(Loss)

As a result of the foregoing, we incurred a net loss of $5,111 for the nine month period ended June 30, 2013, and net loss of $73,409 or the nine month period ended June 30, 2012, respectively.

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

Table of Content

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of June 30, 2013.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•	As of June 30, 2013, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of June 30, 2013, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PEGASUS TEL, INC.
Date: August 16, 2013
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2013	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)