Form 10-K
period 2013-09-30
LIBERATED ENERGY, INC.
filed 2014-01-13
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
Commission file number 333-171046

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

109 Burtons Road Marlton, New Jersey	08053
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (609) 707-1519

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes☐  No ☒

State issuer’s revenues for its most recent fiscal year.  $0

As of September 30, 2013, the last business day of the fiscal year, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $2,597,397 (based on a closing price of $0.12 per share).

As of the period ended in this report, September 30, 2013, the registrant had 72,000,000 shares of common stock outstanding.

As of the date of filing, January 13, 2014 the registrant had 72,000,000 shares of common stock outstanding.

LIBERATED ENERGY, INC.

FORM 10-K

Table of Content

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Liberated Energy, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Liberated”) expects or anticipates, will or may occur in the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

Table of Content

PART I

ITEM1.  BUSINESS.

History

Liberated Energy, Inc. is a Nevada corporation formed on September 14, 2011.  We were incorporated as Mega World Food Holding Company for the purpose of selling frozen vegetable products in all areas of the world except China.

On January 19, 2013, pursuant to a Common Stock Purchase Agreement, dated January 7, 2013, Perpetual Wind Power Corporation, a privately held corporation formed under the laws of the State of Delaware on July 1, 2010, acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of the Company. Thereafter, the Company acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind Power Corporation returned to treasury its 24,500,000 shares it acquired from the Company's shareholders. As a result of this transaction, the Company had on January 19, 2013, 3,000,000 shares issued and outstanding. On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and underwent a 24 for 1 stock split, whereby the Company's outstanding shares increased from 3,000,000 to 72,000,000.

Our goal is to develop new products related to alternative energy and bring them to the marketplace.  Our primary areas of focus are in the areas of (1) wind energy for home and commercial use, (2) wind and solar energy for outdoor illumination for home, commercial and municipal use, (3) electromagnetic energy applications, and (4) an additive to convert water into a high BTU energy source.

Services and Products

On January 19, 2013, the Company disposed of its wholly-owned subsidiary, Mega World Food Limited (HK).  Mega World Food Limited (HK) was incorporated on June 24, 2010 and was in the business of selling frozen vegetables in all areas of the world except China.  From inception, Mega World Food Limited (HK) only incurred setting up, formation or organization activities.  Upon disposal, the Company ceased these operations and accordingly, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as “discontinued operations."

On January 23, 2013 we acquired from Perpetual Wind Power Corporation the rights to their wind and solar powered turbine technology for which it has a patent pending with the United States Patent and Trademark office, U.S. Patent Application Serial No. 61/257,578 as submitted on November 3, 2009.

In November 2013, we built and successfully tested an alternative energy LED lighting and security system that is now available to the market. The Guard Lite™ security lighting system is designed to deter trespassers from homes and/or properties without electricity costs. The Company has moved towards patent protection of this new device.  It is anticipated that the Guard Lite™ security lighting system will only require a portion of the energy it generates so the excess energy will be able to be used for other applications.  We are currently testing adding a heat sensor to detect house fires to the system.  Included in the Guard-Lite package:

•	High Tech LED lighting - Utilizing the latest energy efficient technology with 6000 Kelvin lamps and 60,000hrs+ lifetime. This gives high visibility with fewer lumens (3 LED lights/900 lumens each).

•
HD WiFI Security Camera - Featuring two way streaming audio and HD video. The camera has infrared night vision and motion sensing technology. Alerts can be sent to the customer’s Smart Phone, PC, Mac, or Tablet. Multiple cameras and users can be incorporated into the system.

•	Wind Turbine - High Efficiency Carbon Fiber Plastic. This unit produces 300watts at low wind speed. It's quiet, maintenance free with long lasting permanent magnet direct drive.

•	Electrical System - Safe, reliable and efficient DC power system with 24 hours of energy storage when there is no wind or solar.

•	Mounting Pole - Maintenance Free carbon steel with a vinyl sleeve or powder coated. The dimensions are 4" x 4" square and 14' 4" in height with a security base to prevent tampering.

•
Solar Panel - 100 watt output at 4.5 KWh/Day. This Unit produces excess energy of approximately 3.9 KWh per day. That energy can be sold back to the grid or used for other lights, additional cameras, battery charging ...etc.

Table of Content

Employees

We do not have any employees.  Frank Pringle is our Chief Executive Officer, President, and Chairman of the Board and Elyse Thompson is our Chief Financial Officer and Secretary.  Besides our officers, our management expects to use consultants, attorneys, and accountants as necessary, and do not anticipate a need to engage any other full-time employees until absolutely necessary for the operations of our Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

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

ITEM 1A.  RISK FACTORS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

We are a development stage company and have history of losses since our inception.  If we cannot reverse our losses, we will have to discontinue operations.

At September 30, 2013, we had $44,684 in cash on hand and an accumulated deficit of $(168,294), causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs.  Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

We have a history of losses and expect to generate losses until such a time when we can become profitable in the alternative energy business.

As of September 30, 2013, we had $44,684 in cash and cash equivalents on hand and an accumulated deficit of $(168,294).

As of September 30, 2013, we had Loans from Stockholders in the amount of $28,116.

Table of Content

All notes from related parties are payable upon demand. We believe that our cash from borrowings will be insufficient to fund our operations and to satisfy our long-term liquidity needs for the next twelve months.  We will required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, respond to competitive pressures or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

We do not have an external credit facility.

We currently do not have an external credit facility.  The current economic recession has hampered small businesses, like ours, from obtaining loans and lines of credit from banks and lending agencies.  Overall, due to the recession and increasing bank failures, banks have become more selective when granting loans and/or lines of credit to businesses and individuals.  If we are unable to grow our business from generating revenues, we may need access to additional capital such as loans and/or lines of credit.  We might not qualify for such loans and/or lines of credit. Our failure to secure an external credit facility could prevent us from growing our business or to cease operations.

Our future financings could substantially dilute our stockholders or restrict our flexibility.

We will need additional funding which may not be available when needed. We estimate that we will need $75,000 to continue our operations for the next 12 months.  If we are able to raise additional funds and by issuing equity securities, you may experience significant dilution of your ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

We are highly dependent on our two executive officers, Frank Pringle and Elyse Thompson.  The loss of either of them would have a material adverse effect on our business and prospects.

We currently have only two executive officers, Frank Pringle and Elyse Thompson.  Frank Pringle serves as our Chief Executive Officer, President and Chairman of the Board, and Elyse Thompson serves as our Chief Financial Officer. The loss of either executive officer could have a material adverse effect on our business and prospects.

If we cannot attract, retain, motivate and integrate additional skilled personal, our ability to compete will be impaired.

The Company has no employees and many of our current and potential competitors have employees. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, our employees or we could be subject to allegations of trade secret violations and other similar violations if claims are made that they breached these agreements.

If we engage in acquisitions, we may experience significant costs and difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

Table of Content

Because our officers and directors are indemnified against certain losses, we may be exposed to costs associated with litigation.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional none reimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

We are subject to SEC regulations relating to “penny stock” and the market for our common stock could be adversely affected.

The SEC has adopted regulations concerning low-priced stock, or “penny stocks.” The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

We face intense competition, which may adversely affect our industry unit share position, revenue, and profitability.

We operate in an industry in which there are rapid technological advances in hardware, software, and service offerings, and we face aggressive product and price competition from both branded and generic competitors.  We compete based on our ability to offer to our customers competitive open, capable, affordable, and integrated solutions that provide the most current and desired product and services features.  We expect that competition will continue to be intense, and there is a risk our competitors’ products may be less costly, provide better performance or include additional features when compared to our products.  Moreover, our efforts to balance our mix of products and services to optimize profitability, liquidity, and growth may put pressure on our industry unit share position.

In addition to competitive factors we face as a result of the current state of our business and our industry, we confront additional competitive challenges as our business and industry continue to grow and evolve. As we expand globally, we may see new and increased competition in different geographic regions. Moreover, the generally low barriers to entry in our business increase the potential for challenges from new industry competitors.  We may also see increased competition from new types of products as the options for alternative energy solutions increase. Further, as our industry evolves and our company grows, companies with which we have strategic alliances may become competitors in other product areas or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.

If our cost efficiency measures are not successful, we may become less competitive.

We continue to focus on minimizing our operating expenses through cost improvements and simplifying our structure.  However, certain factors may prevent the achievement of these goals, which may in turn negatively affect our competitive position. For example, we may experience delays or unanticipated costs in implementing our cost efficiency plans.  As a result, we may not achieve our expected cost efficiencies in the time anticipated, or at all.

Table of Content

We may not successfully execute our growth strategy if we fail to manage effectively the change involved in implementing our strategic initiatives.

Our growth strategy involves reaching more customers through new distribution channels, expanding our relationships with resellers, and augmenting select areas of our business through targeted acquisitions and other commercial arrangements.  As we reach more customers through new distribution channels and expanded reseller relationships, we may fail to manage in an effective manner the increasingly difficult tasks of inventory management and demand forecasting.  Our ability to accomplish the goals of our growth strategy depends on our success in transitioning our sales capabilities in accordance with our strategy, adding to the breadth of our higher margin offerings through selective acquisitions of other businesses, and managing the effects of these strategic initiatives. If we are unable to meet these challenges, our results of operations could be unfavorably affected.

Our inability to manage solutions, product, and services transitions in an effective manner could reduce the demand for our solutions, products and services and the profitability of our operations.

Continuing improvements in technology result in frequent new solutions, product, and services introductions, short product life cycles, and improvements in product performance characteristics.  If we cannot manage in an effective manner the transition to new solutions offerings and these offerings’ new products and services, customer demand for our solutions, products and services could diminish and our profitability could suffer.  We are increasingly sourcing new products and transitioning existing products through our contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies, deliver products faster, and better serve our customers.  The success of product transitions depends on a number of factors that include the availability of sufficient quantities of components at attractive costs.  In addition, product transitions present execution challenges and risks, including the risk that new or upgraded products may have quality issues or other defects.

If we fail to achieve favorable pricing from our vendors, our profitability could be adversely affected.

Our potential profitability is affected by our ability to achieve favorable pricing from our vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. These vendor programs may change periodically, potentially resulting in adverse profitability trends if we cannot adjust pricing or cost variables. Our inability to establish a cost and product advantage, or determine alternative means to deliver value to our customers, may adversely affect our industry unit share position, revenue, and profitability.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 109 Burtons Road, Marlton, New Jersey 08053.  The office space is provided to us by our Chief Executive Officer free of charge.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate legal proceedings against us.

Item 4.  MINE SAFETY DISCLOSURES.

None

Table of Content

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Our common stock is quoted on the OTC Electronic Bulletin Board.  We obtained our trading symbol which is LIBE.OB on February 15, 2013.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED SEPTEMBER 30, 2013

First Quarter	$0.00	$0.00
Second Quarter	$1.25	$1.25
Third Quarter	$0.49	$0.49
Fourth Quarter	$0.13	$0.12

(b)	Holders.

As of January 13, 2014 there were approximately 43 record holders of 72,000,000 shares of the Company's common stock.  The closing price for the Company's common stock on January 13, 2014, was $0.12 per share.

(c)	Dividend Policy.

We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)	Recent Sales of Unregistered Securities.

None

Table of Content

(f)	Transfer Agent

The Company's transfer agent and registrar of the common stock is:

ISLAND STOCK TRANSFER
15500 Roosevelt Blvd., Suite 301
Clearwater, Florida 33760
Phone: (727) 289-0010
Fax: 727) 289-0069

ITEM 6.  SELECTED FINANCIAL DATA.

The table below summarizes our audited balance sheet at September 30, 2013 and statement of operations for the fiscal year ended September 30, 2013.

September 30, 2013 (Audited)
Balance Sheet:
Cash	$44,684
Total Assets	$54,684
Total Liabilities	$215,478
Total Stockholders’ Equity (Deficit)	$(160,794)

Fiscal Year ended September 30, 2013 (Audited)
Statement of Operations :
Revenue	$0
Net Loss	$(77,171)
Net Loss Per Share of Common Stock	0

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

-	discuss our future expectations;
-	contain projections of our future results of operations or of our financial condition; and
-	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Table of Content

ORGANIZTION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended September 30, 2013 of Liberated Energy, Inc., a Nevada corporation (“Liberated” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with generally accepted accounting principles (GAAP), which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We have limited assets of $54,684 as of September 30, 2013.

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended September 30, 2013, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes sale of alternative energy devices.

Table of Content

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2013 and 2012

Revenues. The Company had no revenue during the fiscal year ended September 30, 2013, and during fiscal year ended September 30, 2012.

General and Administrative Expenses.  The Company incurred general, and administrative expenses of $167,877 during the fiscal year ended September 30, 2013 compared to $0 during the fiscal year ended September 30, 2012.  Such increase was due primarily to the higher professional fees and stock transfer agent fees as we are now a reporting company.

Operating loss.  As a result of the Company's general and administrative expenses, the Company incurred an operating loss of $167,877 for the fiscal year ended September 30, 2013 as compared with $0 for the fiscal year ended September 30, 2012.

Other Expenses.  The Company’s interest expense was $417 for the year ended September 30, 2013 as compared with $0 of interest expense for the fiscal year ended September 30, 2012.

Net Loss.  As a result, the Company incurred a net loss of $168,294 during the year ended September 30, 2013 compared to a net loss of $0 during the year ended September 30, 2012.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending September 30, 2013, Enterprise CPA, Ltd. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  At September 30, 2013, we had $44,684 cash on hand and $10,000 in prepaid expenses. We have incurred a deficit of $(167,877) from our inception to September 30, 2013. See “Liquidity and Capital resources.”

LIQUIDITY AND CAPITAL RESOURCES

In their September 30, 2013 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern.  Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of September 30, 2013, we had $44,684 in cash and cash equivalents. Our net loss for fiscal year ended September 30, 2013 were $(71,921).  The accumulated deficit as of September 30, 2013 was $ (163,044).

As of September 30, 2013, the Company owed $28,116 in Loans from Stockholders.  These amounts are non-interest bearing.

Table of Content

To date, we have had no revenues; and we require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors including, but not limited to, continued progress in getting financing to finance our projects. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have committed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide them with the opportunity to continue as a “going concern,” although no assurances can be given.

PATENT ACQUISITION

Pursuant to Patent Acquisition Agreement signed on January 19, 2013 between the Company and Perpetual Wind Power Corporation (the “Seller”), a privately held company organized in the State of Delaware, Seller agrees to sell to the Company and the Company agrees to purchase from the Seller the perpetual wind patent for an aggregate purchase price of 2,500,000 newly issued common stock of the Company with par value of $0.001 to be issued to the Seller’s shareholders.  Seller also agrees as additional consideration at the closing date to return the Company’s treasury the 24,500,000 shares of common stock with the par value of $0.001.

The Company used the par value method to record the patent acquisition transaction.  The management estimated that the patent acquisition transaction is in good faith and with mutually agreed price which represents the fair value of the patent.  Due to there were no active stock trading activities, the trading price for the Company may not represent the fair value of the patent.  Accordingly, the Company recorded the total patent of $2500, and returned treasury stocks of $24,500.  Due to the limited stock market activities and limited access of a pending patent application, there might be uncertainty about the patent valuation.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.001. There are an aggregate of 72,000,000 shares of Common Stock issued and outstanding, which are held by 43 stockholders as of the date of this Annual Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

Dividends

We have never declared dividends.  We do not intend to declare any dividends in the foreseeable future. We presently intend to retain earnings, if any, for the development and expansion of our business.

Share Purchase Warrants

On February 21, 2013 the Company entered into a Common Warrant Agreement with an individual granting him the right to acquire 30,000 common shares of the Company on or before February 21, 2015 at $0.50 per share and 20,000 common shares of the Company on or before February 21, 2015 at $1.00 per share.

On February 21, 2013 the Company entered into a Common Warrant Agreement with an individual granting her the right to acquire 1,000,000 common shares of the Company on or before February 21, 2015 at $0.75 per share, 1,000,000 common shares of the Company on or before February 21, 2015 at $1.00 per share, 1,000,000 common shares of the Company on or before February 21, 2015 at $1.50 per share and 1,000,000 common shares of the Company on or before February 21, 2015 at $2.00 per share.

On February 21, 2013 the Company entered into a Common Warrant Agreement with an entity granting it the right to acquire 20,000 common shares of the Company on or before February 21, 2015 at $0.25 per share and 150,000 common shares of the Company on or before February 21, 2015 at $0.50 per share.

On February 21, 2013 the Company entered into a Common Warrant Agreement with an individual granting him the right to acquire 50,000 common shares of the Company on or before February 21, 2015 at $1.25 per share and 25,000 common shares of the Company on or before February 21, 2015 at $2.00 per share.

Table of Content

On February 21, 2013 the Company entered into a Common Warrant Agreement with an individual granting him the right to acquire 500,000 common shares of the Company on or before February 21, 2015 at $1.50 per share.

On February 21, 2013 the Company entered into a Common Warrant Agreement with an individual granting him the right to acquire 100,000 common shares of the Company on or before February 21, 2015 at $0.75 per share.

On February 21, 2013 the Company entered into a Common Warrant Agreement with an entity granting it the right to acquire 100,000 common shares of the Company on or before February 21, 2015 at $2.50 per share.

On March 11, 2013 the Company entered into a Common Warrant Agreement with an individual granting him the right to acquire 30,000 common shares of the Company on or before March 11, 2015 at $1.00 per share.

On March 11, 2013 the Company entered into a Common Warrant Agreement with an individual granting him the right to acquire 300,000 common shares of the Company on or before March 11, 2015 at $1.00 per share.

March 11, 2013, the Company entered into a Common Warrant Agreement with Mr. Frank Pringle, our CEO and Chairman granting him the right to acquire 300,000 common shares of the Company on or before March 11, 2015 at $1.00 per share.

On March 11, 2013 the Company entered into a Common Warrant Agreement with Ms. Elyse Thompson, our CFO and Director granting her the right to acquire 200,000 common shares of the Company on or before March 11, 2015 at $1.00 per share.

Options

We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

Convertible Notes

On September 4, 2013, the Company issued a Convertible Promissory Note to JMJ Financial providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount. The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000.  The maturity date is one year from the effective date of each payment by JMJ to the Company. The conversion price for each portion of consideration paid by JMJ to the Company is lesser of: (1) $0.49, or (2) 65% of the lowest trade price in the 25 trading days previous to the conversion.  The JMJ Note bears interest at 0% for the first 90 days and a one-time interest charge of 12% will be applied to the Principal Sum thereafter.  The Lender, JMJ, has the right, at any time after the Effective Date, at their election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock.  The charge of the amortization of debt discounts and costs for the year ended September 30, 2013 was $417, which was accounted for as interest expense.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.001. There are no shares of Preferred Stock issued and outstanding as of the date of this Annual Report.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Table of Content

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIBERATED ENERGY, INC.

(A Development Stage Enterprise)

Audited Financial Statements

AS OF SEPTEMBER 30, 2013, 2012
AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO SEPTEMBER 30, 2013

Table of Content

Table of Content

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Liberated Energy, Inc.

We have audited the accompanying balance sheets of Liberated Energy, Inc. (the “Company”), as of September 30, 2013, and 2012, and the related statements of operation, shareholders’ equity, and cash flows for year ended September 30, 2013, and 2012,  and the cumulative period from January 19, 2013 (date of inception of development stage) through September 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 10, Patent Acquisition, the Company used the par value method to record the patent acquisition transaction.  The management estimated that the patent acquisition transaction is in good faith and with mutually agreed price which represents the fair value of the patent.  Due to there were no active stock trading activities, the trading price for the Company may not represent the fair value of the patent.  Due to the limited stock market activities and limited access of a pending patent application, there might be uncertainty about the patent valuation.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the valuation of patent acquisition, the financial statements referred to in the first paragraph above, present fairly, in all material respects, the financial position of Liberated Energy, Inc. as of September 30, 2013, 2012, and the results of its operations and their cash flows for year ended September 30, 2013, and 2012, and the cumulative period from January 19 (date of inception of development stage) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

January 13, 2013

Table of Content

LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2013	Sept. 30, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,684	$-
Prepaid expense	10,000	-
Assets of discontinued operations	-	41,904

Total current assets	54,684	41,904

OTHER ASSETS:
Patent	2,500	-

Total other assets	2,500	-

TOTAL ASSETS	$57,184	$41,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$141,945	$-
Convertible note payable, net	45,417	-
Liabilities of discontinued operations	-	44,250

Total current liabilities	187,362	44,250

OTHER LIABILITIES
Loans from stockholders	30,616	-
Other liabilities of discontinued operations	-	88,737

Total other liabilities	30,616	88,737

TOTAL LIABILITIES	217,978	132,987

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	-	-
Common Stock:
100,000,000 shares authorized par value $0.001 per share;
96,500,000 shares issued, 72,000,000 shares outstanding, of
which 24,500,000 shares are held in treasury at September 30, 2013
and 25,000,000 shares issued and oustanding at September 30, 2012	72,000	25,000
Additional paid-in-capital	9,125	73,125
Deficit accumulated during the development stage	(168,294)	-
Accumulated deficit from discontinued operations	(73,625)	(189,248)
Accumulated other comprehensive income	-	40

TOTAL STOCKHOLDERS' DEFICIT	(160,794)	(91,083)

TOTAL LIABILITIES AND EQUITY	$57,184	$41,904

The accompanying notes are an integral part of these statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

				Cumulative from
				January 19, 2013
				(Date of Inception
	For the Year Ended			of Development
	September 30,			Stage) to
	2013		2012	September 30, 2013

Revenues	$-		$-	$-
Cost of goods sold	-		-	-

Gross profit	-		-	-

General and administrative expenses	167,877		-	167,877

Operating loss	(167,877)		-	(167,877)

Other expense:
Interest expense	417		-	417
Total other expense	417		-	417

Net loss from continuing operations before taxes	(168,294)		-	(168,294)

Provision for income taxes	-		-	-

Net loss from continuing operations	(168,294)		-	(168,294)

Income (loss) from discontinued operations, net of taxes	91,123		(100,496)

Net loss	$(77,171)		$(100,496)

Income (loss) per common share - basic
Loss from continuing operations per common share *	$-	*	$-
Income (loss) from discontinued operations per common share *	$-	*	$-
Income (loss) per common share - basic *	$-	*	$-

Income (loss) per common share - diluted
Loss from continuing operations per common share *	$-	*	$-
Income (loss) from discontinued operations per common share *	$-	*	$-
Income (loss) per common share - diluted *	$-	*	$-

* = Amount less than $(0.01)

Weighted Average Shares Outstanding	72,000,000		25,000,000

The accompanying notes are an integral part of these statements.

Table of Content

LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

			Cumulative from
			January 19, 2013
			(Date of Inception
	For the Year Ended		of Development
	September 30,		Stage) to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,171)	$(100,496)	$(77,171)
Plus (income) loss from discontinued operations, net of taxes	(91,123)	100,496	(91,123)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of debt discount	417	-	417
(Increase) decrease in assets:
Prepaid expenses	(10,000)	-	(10,000)
Increase (decrease) in assets:
Accounts payable	141,945	-	141,945
Net cash used in operating activities - continuing operations	(35,932)	-	(35,932)
Net cash provided by (used in) operating activities - discontinued operations	84,873	(54,134)	84,873
Net cash provided by (used in) operating activities	48,941	(54,134)	48,941

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock warrants	5,000	-	5,000
Proceeds from convertible note payable	45,000	-	45,000
Proceeds from stockholder loan	30,616	-	30,616
Net cash provided by financing activities - continuing operations	80,616	-	80,616
Net cash provided by (used in) financing activities - discontinued operations	(88,737)	54,082	(88,737)
Net cash provided by (used in) financing activities	(8,121)	54,082	(8,121)

Effect of exchange rate	(40)	-	(40)

Net increase (decrease) in cash and cash equivalents	40,780	(52)	40,780
Cash and cash equivalents at beginning of the period	3,904	3,956	3,904
Cash and cash equivalents at end of the year	$44,684	$3,904	$44,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

Convertible note payable	$50,000	$-	$50,000
Less original issue discount	(5,000)	-	(5,000)
Proceeds from convertible note payable	$45,000	$-	$45,000

The accompanying notes are an integral part of these statements.

Table of Content

LIBERATED ENERGY, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
From formation (June 24, 2010) to September 30, 2013

							Deficit
	Common Stock			Treasury Stock			Accumulated	Accumulated
			Additional				During the	Other
	Number of		Paid-in	Number of		Accumulated	Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Stage	Income (Loss)	Total

Balance on date of formation, June 24, 2010	-	$-	$-	-	$-	$-	$-	$-	$-

Issued common stocks to founder at $0.001 per share for organization expenses on 9/14/2010	20,875,000	20,875	-	-	-	-	-	-	20,875

Issued common stocks to Williams @$0.01 per share for services rendered on 9/20/2010	250,000	250	2,250	-	-	-	-	-	2,500

Issued common stocks to Jian Di @$0.01 per share for services rendered on 9/20/2010	2,475,000	2,475	22,275	-	-	-	-	-	24,750

Issued common stocks to Yuan Su and Guoyong Xu @$0.01 per share for cash on 9/20/2010	1,000,000	1,000	9,000	-	-	-	-	-	10,000

Issued common stocks to 40 shareholders @$0.10 per share for cash on 9/30/2010	400,000	400	39,600	-	-	-	-	-	40,000

Adjustment for currency rate exchange	-	-	-	-	-	-	-	40	40

Net loss for the year ended September 30, 2010	-	-	-	-	-	(39,053)	-	-	(39,053)

Balance, September 30, 2010	25,000,000	25,000	73,125	-	-	(39,053)	-	40	59,112

Net loss for the year ended September 30, 2011	-	-	-	-	-	(49,699)	-	-	(49,699)

Balance, September 30, 2011	25,000,000	25,000	73,125	-	-	(88,752)	-	40	9,413

Net loss for the year ended September 30, 2012	-	-	-	-	-	(100,496)	-	-	(100,496)

Balance, September 30, 2012	25,000,000	25,000	73,125	-	-	(189,248)	-	40	(91,083)

Shares returned to treasury	(24,500,000)	(24,500)	-	24,500,000	-	24,500	-	-	-

Shares issued for patent	2,500,000	2,500	-	-		-	-	-	2,500

Balance, January 19, 2013	3,000,000	3,000	$73,125	24,500,000	-	$(164,748)	$-	40	(88,583)

24 for 1 forward split	69,000,000	69,000	(69,000)	-	-	-	-	-	-

Stock warrants issued	-	-	5,000	-	-	-	-	-	5,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	91,123	(168,294)	(40)	(77,211)

Balance, September 30, 2013	72,000,000	$72,000	$9,125	24,500,000	$-	$(73,625)	$(168,294)	$-	$(160,794)

The accompanying notes are an integral part of these statements.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 - Nature of Operations

Organization

Liberated Energy, Inc. (the “Company”), formerly known as Mega World Food Holdings Company is a Nevada corporation formed on September 14, 2010.

On January 19, 2013, pursuant to a Common Stock Purchase Agreement, dated January 7, 2013, Perpetual Wind Power Corporation, a privately held corporation formed under the laws of the State of Delaware on July 1, 2010, acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of the Company. Thereafter, the Company acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind Power Corporation returned to treasury its 24,500,000 shares it acquired from the Company's shareholders. As a result of this transaction, the Company had on January 19, 2013, 3,000,000 shares issued and outstanding. On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and underwent a 24 for 1 stock split, whereby the Company's outstanding shares increased from 3,000,000 to 72,000,000.

The principal executive office is located at 109 Burtons Road, Marlton, New Jersey 08053.

Business

On January 19, 2013, the Company disposed of its wholly-owned subsidiary, Mega World Food Limited (HK).  Mega World Food Limited (HK) was incorporated on June 24, 2010 and was in the business of selling frozen vegetables in all areas of the world except China.  From inception, Mega World Food Limited (HK) only incurred setting up, formation or organization activities.  Upon disposal, the Company ceased these operations and accordingly, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as “discontinued operations.”

Effective January 19, 2013, the Company’s business is the sale of alternative energy products and services.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting

The Company maintains its books and records on the accrual basis of accounting.  The accompanying financial statements have been prepared on that basis, in which revenues and gains are recognized when earned and expenses and losses are recognized when incurred.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents include all cash balances, which are not subject to withdrawal restrictions or penalties, and highly liquid investments and debt instruments with a maturity of three months or less from the date of purchase.

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, other assets and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their current maturity.

Net Loss per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (SFAS) ASC 260, Earnings per Share (EPS). ASC 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

As of September 30, 2013 and 2012, the Company only issued one type of shares, i.e., common shares only. There is no effect on the diluted loss per share for the stock warrants since the common stock equivalents are anti-dilutive.  Dilutive average shares outstanding as of September 30, 2013 and 2012 are as follows:

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Net Loss per Common Share (continued)

	2013	2012
Weighted Average Shares Outstanding
Common Stock	72,000,000	25,000,000
Convertible Note Payable	2,564,102	-
Dilutive Average Shares Outstanding	74,564,102	25,000,000

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment for financialreporting purposes is provided using the straight-line method over their respective estimated useful lives of the assets.  As of September 30, 2013 and 2012, there was no property and equipment on the Company’s balance sheets.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately $29,051 and $-0- for the years ended September 30, 2013 and 2012.

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock awards. We estimate the fair value of stock using the stock price on date of the approval of the award. The fair value is then expensed over the requisite service periods of the awards, which is generally the date at which the counterparty’s performance is complete and the related amount recognized in our statements of operations.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue and Cost Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to the recognition of debt costs and stock based compensation expense. The adoption of ASC 740-10 did not have a material impact on the Company's results of operations or financial condition.

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $3,523 research and development costs for the year ended September 30, 2013 and from January 19, 2013 (date of inception of the development stage) through September 30, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve its business goals and objectives.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In July 2012 the FASB issued ASU 2012-02: Intangibles: Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This update is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through January 13, 2014, the date the financial statements were available to be issued.

Note 3 – Going Concern Matters

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

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 4 – Advances from Shareholders / Officers

From the date of Company’s date of inception of the development stage on January 19, 2013 through the September 30, 2013, the officers and directors have advanced the amount of $30,616 to the Company for its operation. The outstanding balance is due on demand and no agreement was signed.

Note 5 - Debt Obligations

Convertible Notes Payable

The following is a summary of debt obligations at September 30:
	2013	2012

Convertible note payable, due September 4, 2014	$50,000	-
Less unamortized debt discount	4,583	-
	45,417	-
Less: Current portion	45,417	-
Total	$-	$-

On September 4, 2013, the Company issued a Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000.

The maturity date is one year from the effective date of each payment by JMJ to the Company (the “Maturity Date”). The conversion price (the “Conversion Price”) for each portion of consideration paid by JMJ to the Company is lesser of: (1) $0.49, or (2) 65% of the lowest trade price in the 25 trading days previous to the conversion.

The JMJ Note bears interest at 0% for the first 90 days and a one-time interest charge of 12% will be applied to the Principal Sum thereafter.

The Lender, JMJ, has the right, at any time after the Effective Date, at their election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock.

The charge of the amortization of debt discounts and costs for the year ended September 30, 2013 was $417, which was accounted for as interest expense.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 6 – Commitments and Contingencies

Legal Services Agreements

The Company has a legal services agreement with attorney to provide legal services. The Agreement is for a term of 12 months from inception and renewable automatically from year to year unless either the Company or attorney terminates such engagement by written notice.

Note 6 – Commitments and Contingencies (continued)

Consulting Agreements

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Note 7 – Discontinued Operations

On January 19, 2013, the Company disposed of its wholly-owned subsidiary, Mega World Food Limited (HK).  Mega World Food Limited (HK) was incorporated on June 24, 2010 and was in the business of selling frozen vegetables in all areas of the world except China.  From its inception, Mega World Food Limited (HK) only incurred setting up, formation or organization activities.  Upon disposal, the Company ceased these operations and accordingly, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as “discontinued operations.”

The Company realized the following gain from discontinued operations:

Accounts payable	$44,250
Loan from shareholders	88,737
Cash and cash equivalents	(3,904)
Prepaid deposit to supplier	(38,000)
Other comprehensive income	40
Gain on disposition of subsidiary	$91,123

The operating results of the discontinued operations for the years ended September 30, 2013 and 2012 and cumulative from June 24, 2010 (Original Date of Inception) to September 30, 2013 are summarized below:

	2013	2012	Cumulative
Revenues	$-	$-	$20,000
Cost of Goods Sold	-	-	16,800
Gross Profit	-	-	3,200
General and Administrative Expenses	-	100,496	192,448
Operating Loss before Taxes	-	(100,496)	(189,248)
Provision for Income Taxes	-	-	-
Loss from Operations of Discontinued Operations	-	(100,496)	(189,248)
Gain on Disposition of Business	91,123	-	91,123
Gain (Loss) from Discontinued Operations	$91,123	$(100,496)	$(98,125)

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 8 – stockholders’ Equity

Preferred Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

Common Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.

Liberated Energy, Inc. formerly known as Mega World Food Holding Company (the Company) is a Nevada corporation formed on September 14, 2010. On January 19, 2013, Perpetual Wind Power Corporation acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of the Company. Thereafter, Company the acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind returned to treasury its 24,500,000 shares it acquired from the Company's shareholders. As a result of this transaction, the Company had on January 19, 2013 3,000,000 shares issued and outstanding.

On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and underwent a 24 for 1 stock split, whereby the Company's outstanding shares increased from 3,000,000 to 72,000,000. The stock split resulted in a reclassification of additional paid in capital to common stock in the amount of $69,000.

Treasury Stock

As of September 30, 2013, there are 24,500,000 shares of common stock included in treasury.

Outstanding Warrants

At September 30, 2013, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
Issued to non-employees	2/21/13	2/21/15	4,995,000	$0.25 - $2.50
Issued to non-employees	3/11/13	3/21/15	830,000	$1.00
			5,825,000

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 8 – stockholders’ Equity (continued)

Outstanding Warrants (continued)

The following table summarizes warrant activity for the year ending September 30, 2013:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, October 1, 2012	-	-
Granted	5,825,000	$1.27
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2013	5,825,000	$1.27	1.74

Warrants exercisable at
September 30, 2013	5,825,000	$1.27	1.74

Note 9 - Income Taxes

The Company has incurred net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements. The net operating loss can be carried forward for 15 years.

The income tax benefit differed from the amount computed by applying the estimated US federal income tax rate of 15% to net loss as a result of the following:
2013
Computed expected tax benefit	(15.00)%
State income tax, net of federal benefit	(7.30)
Valuation allowance	22.30
Income tax benefit	-%

Table of Content

LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 9 - Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2013 is presented below:

Deferred Tax Assets:

2013
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

Note 10 – Patent acquisition

Pursuant to Patent Acquisition Agreement signed on January 19, 2013 between the Company and Perpetual Wind Power Corporation (the “Seller”), a privately held company organized in the State of Delaware, Seller agrees to sell to the Company and the Company agrees to purchase from the Seller the perpetual wind patent for an aggregate purchase price of 2,500,000 newly issued common stock of the Company with par value of $0.001 to be issued to the Seller’s shareholders.  Seller also agrees as additional consideration at the closing date to return the Company’s treasury the 24,500,000 shares of common stock with the par value of $0.001.

The Company used the par value method to record the patent acquisition transaction.  The management estimated that the patent acquisition transaction is in good faith and with mutually agreed price which represents the fair value of the patent.  Due to there were no active stock trading activities, the trading price for the Company may not represent the fair value of the patent.  Accordingly, the Company recorded the total patent of $2500, and returned treasury stocks of $24,500.  Due to the limited stock market activities and limited access of a pending patent application, there might be uncertainty about the patent valuation.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Table of Content

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

Not Applicable. There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of September 30, 2013.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this revaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of September 30, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of September 30, 2013, there were no independent directors and no independent audit committee.

Table of Content

•	As of September 30, 2013, there was a failure in the operating effectiveness over controls related to accounting for convertible debt and embedded derivative liabilities.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rule that permit us to provide only management’s report in this Annual Report on Form 10-K.

During the most recent completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Our independent public accountant, Enterprise CPA has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Enterprise CPA expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

Table of Content

PART III

ITEM 10.   DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors, executive officers and key consultants as well as the principal offices and positions held by each person. We are managed by our Board of Directors. Currently, the Board has two members. Our executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected an executive officer.

Name	Age	Position with Pegasus	Year First Became a Director
Frank Pringle (1)	70	Chief Executive Offices, President and Director	2013
Elyse Thompson (2)	41	Chief Financial Officer and Director	2013
Lingling Wang (3)	38	Chief Executive Officer and Director	2012
Ke Wu (4)	22	Chief Financial Officer	2012
Lin Xiang Wang (5)	34	Director	2012
Guangqing Chen (6)	45	Director	2012

(1) Chief Executive Officer and Director effective January 23, 2013
(2) Chief Financial Officer and Director effective January 23, 2013
(3) Chief Executive Officer and Director until January 23, 2013.
(4) Chief Financial Officer until January 23, 2013
(5) Director until January 23, 2013
(6) Director until January 23, 2013

Biographies

Frank Pringle, the Chief Executive Officer and Chairman of the Board of the Company, attended Hiram College in Hiram, Ohio before leaving school to pursue a professional baseball contract.  He has taken technical/engineering classes at Georgia Tech, Towson University and Lake Erie College.  He worked in industrial engineering and sales for 30 years before starting his first engineering/material handling company in 1985.  He has taken two companies public prior to Perpetual Wind Power Corporation, one dealing with plastic bottle and glass recycling and the other with microwave technology to derive fuel from waste products.  He has applied for and/or obtained 19 patents pending/patents in various engineering and scientific disciplines.  His technologies have been featured in many trade magazines and other media outlets including Popular Science (Best of What’s New 2007) and Time Magazine (Best Inventions of the Year 2008).

Elyse M. Thompson is the Secretary, Chief Financial Officer and Director of the Company.  Ms. Thompson graduated from Ohio University in June 1985 with a B.A. in Sociology/Criminology and a Minor in Psychology.  Since graduating from college, she has worked in an administrative capacity for a number of companies.  In the past 17 years, she has served as Office Manager and Executive Assistant to the President with duties including maintenance of records, bank deposits, accounting, payroll and human resource administration.  She has extensive experience with preparation of Power Point Presentations, Excel spreadsheets, executive correspondence and reports.  At Perpetual Wind Power Corporation, Ms. Thompson has participated in presentations for business development, coordinated and created website and marketing materials, and has facilitated all administrative responsibilities.

Table of Content

Family Relationships

Elyse Thompson is the sister-in-law of Frank Pringle.

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

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

From inception until January 13, 2014, we did not pay any compensation to our executive officers and we have no agreements or understandings, written or oral, to pay them any further compensation.

Board of Directors

Director Compensation

Since inception, we have not paid any compensation to our directors and we have no agreements or understandings, written or oral, to pay them compensation.

Table of Content

The following table provides summary information for the years ended September 30, 2011, 2012, and 2013 concerning cash and non-cash compensation paid or accrued by us to or on behalf of our officers and directors.

SUMMARY COMPENSATION TABLE

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Frank Pringle (1)	2013	$0	$0	$0	$0	$0
Elyse Thompson (2)	2013	$0	$0	$0	$0	$0
Lingling Wang (3)	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0
Ke Wu (4)	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0
Lin Xiang Wang (5)	2013	$0	$0	$0	$0	$0
	2012	0	0	0	0	0
Guangqing Chen (6)	2013	0	0	0	0	0
	2012	0	0	0	0	0

(1) Chief Executive Officer and Director effective January 23, 2013
(2) Chief Financial Officer and Director effective January 23, 2013
(3) Chief Executive Officer and Director until January 23, 2013.
(4) Chief Financial Officer until January 23, 2013
(5) Director until January 23, 2013
(6) Director until January 23, 2013

COMPENSATION AGREEMENTS

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

BOARD COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors.

STOCK OPTION PLAN

The Company has no stock option agreement with anyone as of January 2, 2014.

WARRANTS

On March 11, 2013, the Company entered into a Common Warrant Agreement with Mr. Frank Pringle granting him the right to acquire 300,000 common shares of the Company on or before March 11, 2015 at $1.00 per share, and with Ms. Elyse Thompson granting her the right to acquire 200,000 common shares of the Company on or before March 11, 2015 at $1.00 per share.

Table of Content

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS (1):

Title of Class	Name	Shares		Percent
Common Stock	Jerry Gruenbaum	7,099,992		9.86%

	Lois Pringle	18,235,032	(2)	25.33%

SECURITY OWNERSHIP OF MANAGEMENT (1):

Title of Class	Name	Shares		Percent

Common Stock	Frank Pringle	48,355,032	(2)	67.16%

	Elyse Thompson	1,999,992		2.78%

All Directors and Executive Officers as a group (2 persons)		50,355,024		69.94%

(1)
These tables are based upon 72,000,000 shares outstanding as of January 13, 2014 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of January 13, 2014. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on January 13, 2014 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Frank Pringle and Lois Pringle are husband and wife. Frank Pringle owns 30,120,000 common shares in his own name and Lois Pringle owns 18,235,032 in her name.

Table of Content

Securities authorized for issuance under equity compensation plans

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of September 30, 2013, the Company had related party notes payable in the amount of $28,116.  These notes are due on demand and no agreement was signed.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Enterprise CPA, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 9/30/2013	FISCAL YEAR 9/30/2012
Audit Fees (1)	$5,250	$15,000
Tax Fees (2)	$ None	$ None
All Other Fees	None	None

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Enterprise CPA, as well as the fees charged by Enterprise CPA for such services.

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Table of Content

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

Item 15. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010.	S-1	12/08/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.4	By-laws	S-1	12/08/2010

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	1/24/2013

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	Taxonomy Extension Presentation Linkbase

* Filed with this Form 10-K

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: January 13, 2014
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2014	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK PRINGLE	President, Director, Secretary and Chief Executive Officer	Date: January 13, 2014
Frank Pringle	(Principal Executive Officer)

/s/ ELYSE THOMPSON	Chief Financial Officer	Date: January 13, 2014
Elyse Thompson	(Principal Financial Officer
and Principal Accounting Officer)