Form 10-Q
period 2013-12-31
LIBERATED ENERGY, INC.
filed 2014-02-14
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

(609) 707-1519
(Registrant's telephone number including area code)

(Former Name or Former Address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,000,000 shares of common stock issued and outstanding as of February 14, 2014.

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

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONTENTS

Balance Sheets as of December 31, 2013 (Unaudited) and September 30, 2013(Audited)	Page 6

Statements of Operations for the three months ended December 31, 2013 (unaudited) and for the cumulative period from June 24, 2010 (Inception) to December 31, 2013 (Unaudited)	7

Statements of Cash Flows for the three months ended December 31, 2013 (unaudited) and for the cumulative period from June 24, 2010 (Inception) to December 31, 2013 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET

	December 31, 2013	September 30, 2013
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and Cash Equivalents	$80,109	$44,684
Prepaid expenses	10,000	10,000

Total Current Assets	90,109	54,684

OTHER ASSESTS:
Patent	2,500	2,500

Total Other Assets	2,500	2,500

TOTAL ASSETS	$92,609	$57,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and accrued expenses	171,945	$141,945
Convertible note payable, net	45,417	45,417

Total Current Liabilities	217,362	187,362

OTHER CURRENT LIABILITIES
Loans from Stockholders	108,866	30,616

Total Other Current Liabilities	108,866	30,616

TOTAL LIABILITIES	326,228	217,978

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	-	-
Common Stock:
100,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 72,000,000 shares at December 31, 2013 and
25,000,000 at September 30, 2013	72,000	72,000
Additional paid-in-capital	9,125	9,125
Deficit accumulated during the development stage	(168,294)	(`168,294)
Accumulated deficit from discontinued operations	(146,450)	(73,625)

TOTAL STOCKHOLDERS' DEFICIT	(233,619)	(160,794)

TOTAL LIABILITIES AND EQUITY	$92,609	$57,184

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				Cumulative from
				January 19, 2013
	For the three Months Ended			(Date of Inception of
	December 31,			Development Stage) to
	2013		2012	December 31, 2013
Revenues	$-		$-	$-
Cost of Goods Sold	-		-	-

Gross Profit	-		-	-

General and Administrative Expenses	72.825		-	240,702

Operating Loss	(72,825)		-	(240,702)

Other expense:
Interest Expense	-		-	417
Total other expense	-		-	417

Net loss from continuing operations before taxes	(72,825)		-	(240,285)

Provision for income taxes	-		-	-

Net loss from continuing operations	(72,825)		-	$(240,285)

Income (loss) from discontinued operations, net of taxes	-		-

Net Loss	$(72,825)		$-

Income (loss) per common share - basic
Loss from continuing operations per common share *	$-	*	$-
Income (loss) from discontinued operations per common share *	$-	*	$-
Income (loss) per common share - basic	$-	*	$-

Income (loss) per common share - diluted
Loss from continuing operations per common share *	$-	*	$-
Income (loss) from discontinued operations per common share *	$-	*	$-
Income (loss) per common share - diluted *	$-	*	$-

* = Amount less than $(0.01)

Weighted Average Shares Outstanding	72,000,000		25,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			January 19, 2013
	For the three Months Ended		(Date of Inception of
	December 31,		Development Stage) to
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(72,825)	$-	$(149,996)
Plus (income) loss from discontinued operations, net of taxes	-	-	(91,123)
Adjustments to reconcile net income to net cash provided by operating activities:
Operating activities:
Amortization of debt discount	-	-	417
(Increase) decrease in assets:
Prepaid expenses	-	-	(10,000)
Increase (decrease) in assets:
Accounts payable	30,000	-	171,945
Net cash used in operating activities - continuing operations	(42,825)	-	(78,757)
Net cash provided by (used in) operating activities - discontinued operations	-	-	84,873
Net cash provided by (used in) operating activities	(42,825)	-	6,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock warrant	-	-	5,000
Proceeds from convertible note payable	-	-	45,000
Proceeds from stockholder loan	93,250	-	123,866
Repayment of stockholders loan	(15,000)	-	(15,000)
Net cash provided by financing activities - continuing operations	78,250	-	158,866
Net cash provided by (used in) financing activities - discontinued operations	-	-	(88,737)
Net cash provided by (used in) financing activities	78,250	-	70,129

Effect of exchange rate	-	-	(40)

Net increase (decrease) in cash and cash equivalents	35,425	-	76,205
Cash and cash equivalents at Beginning of the Period	44,684	3,904	3,904
Cash and cash equivalents at End of Period	$80,109	$3,904	$80,109

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

As of December 31, 2013 and 2012, the Company only issued one type of shares, i.e., common shares only. There is no effect on the diluted loss per share for the stock warrants since the common stock equivalents are anti-dilutive.  Dilutive average shares outstanding as of December 31, 2013 and 2012 are as follows:

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Net Loss per Common Share (continued)

	For the Three Months Ended
	December 31,
	2013	2012
Weighted Average Shares Outstanding
Common Stock	72,000,000	25,000,000
Convertible Note Payable	2,564,102	-
Dilutive Average Shares Outstanding	74,564,102	25,000,000

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment for financial reporting purposes is provided using the straight-line method over their respective estimated useful lives of the assets.  As of December 31, 2013 and 2012, there was no property and equipment on the Company’s balance sheets.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately $-0- and $-0- for the quarter ended December 31, 2013 and 2012.

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

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  The Company had incurred $0 research and development costs for the quarter ended December 31, 2013 and  $3,523 from January 19, 2013 (date of inception of the development stage) through December 31, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve its business goals and objectives.

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

Subsequent Events

The Company has evaluated subsequent events through February 14, 2014, the date the financial statements were available to be issued.

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
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 – Advances from Shareholders / Officers

From the date of Company’s date of inception of the development stage on January 19, 2013 through the December 31, 2013, the officers and directors have advanced the amount of $123,866 to the Company for its operation. The outstanding balance is due on demand and no agreement was signed.

Note 5 - Debt Obligations

Convertible Notes Payable

The following is a summary of debt obligations at December 31:
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

The operating results of the discontinued operations for the quarter ended  December 31, 2013 and 2012 and cumulative from June 24, 2010 (Original Date of Inception) to December 31, 2013 are summarized below:

	2013	2012	Cumulative
Revenues	$-	$-	$20,000
Cost of Goods Sold	-	-	16,800
Gross Profit	-	-	3,200
General and Administrative Expenses	-	-	192,448
Operating Loss before Taxes	-	-	(189,248)
Provision for Income Taxes	-	-	-
Loss from Operations of Discontinued Operations	-	-	(189,248)
Gain on Disposition of Business	-	-	91,123
Gain (Loss) from Discontinued Operations	$-	$-	$(98,125)

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

Treasury Stock

As of December 31, 2013, there are 24,500,000 shares of common stock included in treasury.

Outstanding Warrants

At December 31, 2013, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
Issued to non-employees	2/21/13	2/21/15	4,995,000	$0.25 - $2.50
Issued to non-employees	3/11/13	3/21/15	830,000	$1.00
			5,825,000

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 8 – stockholders’ Equity (continued)

Outstanding Warrants (continued)

The following table summarizes warrant activity for the quarter ending December 31, 2013:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, October 1, 2012	-	-
Granted	5,825,000	$1.27
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2013	5,825,000	$1.27	1.74

Warrants exercisable at December 31, 2013	5,825,000	$1.27	1.74

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

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2013 is presented below:

Deferred Tax Assets:

2013
Valuation allowance	$-
Registration Fee for start-up costs	-
Net deferred tax assets	$-
 \
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

Overview

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

Table of Content

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

In November 2013, we built and successfully tested an alternative energy LED lighting and security system that is now available to the market. The Guard Lite™ security lighting system is designed to deter trespassers from homes and/or properties without electricity costs. The Company has moved towards patent protection of this new device.  It is anticipated that the Guard Lite™ security lighting system will only require a portion of the energy it generates so the excess energy will be able to be used for other applications.  We are currently testing adding a heat sensor to detect house fires to the system.  Included in the Guard-Lite package:

  ●   High Tech LED lighting - Utilizing the latest energy efficient technology with 6000 Kelvin lamps and 60,000hrs+ lifetime. This gives high visibility with fewer lumens (3 LED lights/900 lumens each).

  ●  HD WiFI Security Camera - Featuring two way streaming audio and HD video. The camera has infrared night vision and motion sensing technology. Alerts can be sent to the customer’s Smart Phone, PC, Mac, or Tablet. Multiple cameras and users can be incorporated into the system.

  ●  Wind Turbine - High Efficiency Carbon Fiber Plastic. This unit produces 300watts at low wind speed. It's quiet, maintenance free with long lasting permanent magnet direct drive.

  ●  Electrical System - Safe, reliable and efficient DC power system with 24 hours of energy storage when there is no wind or solar.

  ●  Mounting Pole - Maintenance Free carbon steel with a vinyl sleeve or powder coated. The dimensions are 4" x 4" square and 14' 4" in height with a security base to prevent tampering.

  ●  Solar Panel - 100 watt output at 4.5 KWh/Day. This Unit produces excess energy of approximately 3.9 KWh per day. That energy can be sold back to the grid or used for other lights, additional cameras, battery charging ...etc..

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

Table of Content

Results of Operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the three months ended December 31, 2012 and December 31, 2013, the Company had no revenues, respectively.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the three months ended December 31, 2012 and December 31, 2013.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $72,825, from $-0- in the three months ended December 31, 2012 to $72,825 in the three months ended December 31, 2013.

Net loss per share was $0.00 for the three months ended December 31, 2012 and $0.00 for the three months ended December 31, 2013. The weighted average shares outstanding were25,000,000 for the three months ended December 31, 2012 and 72,000,000 for the three months ended December 31, 2013.

As of December 31, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net income of $-0-  for the three months ended December 31, 2012 as compared to a net loss of $72,825 for the three months ended December 31, 2013.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of the year ended September 30, 2013, the Company had total current assets of $54,684 and total current liabilities of $187,362, resulting in working capital deficit of $132,678. As of December 31, 2013, the Company had total current assets of $90109 and total current liabilities of $217,362, resulting in a working capital deficit of $127,253.

Table of Content

Liquidity and Capital Resources

The Company filed a registration statement with the Securities and Exchange Commission which became effective on April 19, 2011 for a self underwritten offering in the amount of $50,000 consisting of 500,000 shares of common stock at a share price of $0.10.  The Company is attempting to secure additional private funding to complete purchasing of materials for its products, however, there is not commitment for these funds and there is no assurance that the amount will be raised or that the Company will otherwise secure sufficient funds to achieve its business plan.

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

Net cash used in operating activities was $42,825 during the three-month period ended December 31, 2013.

Net cash provided by investing activities was $0 during the three-month period ended December 31, 2013.

Net cash provided by financing activities was $78,250 during the three-month period ended December 31, 2013.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses, and current shareholders' deficit, our independent auditor included an explanatory paragraph regarding concerns about out ability to continue as a going concern in his report on our annual financial statements for the year ended December 31, 2013.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Stock Based Compensation

We will account for employee stock-based compensation costs in accordance with ASC 718, Share-Based Payments, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Table of Content

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Off-Balance Sheet Arrangements

Liberated Energy, Inc. does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

Common Stock

Liberated Energy, Inc. is authorized to issue 100,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2013, 72,000,000 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

Liberated Energy, Inc. is authorized to issue 10,000,000 shares of preferred stock, with par value of $0.001 per share. As of December 31, 2013, there were no shares of preferred stock outstanding.

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

Options, Warrants and Other Equity Items

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

ITEM 4.           CONTROLS AND PROCEDURES

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level.
The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

Table of Content

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first quarter ended December 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding and we are not aware of any pending legal proceeding in which any of our officers or directors or any beneficial holders of 5% or more of our voting securities are adverse to or have a material interest adverse to the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the reported interim period.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has no outstanding Senior Securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

Table of Content

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/8/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated January 25, 2015	8-K	2/7/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated January 26, 2013	8-K	2/7/2013

3.4	By-laws	S-1	12/8/2010

10.1	Patent Acquisition Agreement dated January 19, 2013	8-K	1/24/2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	Interactive Data Files for Liberated Energy, Inc. 10Q for the Period Ended December 31, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition LinkbaseDocument

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

Reports on Form 8-K

Description	Form	Filing Date

None

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: February 14, 2014
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2014	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)