Form 10-K/A
period 2013-09-30
LIBERATED ENERGY, INC.
filed 2014-03-07
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
Commission file number 333-171046

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

109 Burtons Road Marlton, New Jersey	08053
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (609) 707-1519

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)	Yes	No	X

State issuer’s revenues for its most recent fiscal year.  $0

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

 Explanatory Note

Liberated Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended September 30, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on January 13, 2014 (the “Original Filing Date”), solely to change the Independent Registered Public Accounting Firm's Auditor's Report, which related to the uncertainty of the value of the Company's Patent Acqusition and a date error and the related Amemded Patent Acquisition Agreement filed with this Form 10-K/A and the related Exhibit Index.

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

In our opinion, the financial statements referred to in the first paragraph above, present fairly, in all material respects, the financial position of Liberated Energy, Inc. as of September 30, 2013, 2012, and the results of its operations and their cash flows for year ended September 30, 2013, and 2012, and the cumulative period from January 19, 2013 (date of inception of development stage) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.
/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

January 13, 2014

Item 15. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010.	S-1	12/08/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.4	By-laws	S-1	12/08/2010

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	1/24/2013

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document	10-K	1/13/2014

101.SCH	XBRL Taxonomy Extension Schema	10-K	1/13/2014

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	1/13/2014

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	1/13/2014

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	1/13/2014

101.PRE	Taxonomy Extension Presentation Linkbase	10-K	1/13/2014

* Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: March 7, 2014
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2014	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)