Form 10-K/A
period 2013-09-30
LIBERATED ENERGY, INC.
filed 2014-03-18
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

 Explanatory Note

Liberated Energy, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended September 30, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on January 13, 2014 (the “Original Filing Date”), solely to incorporate the financial statements to the changed Independent Registered Public Accounting Firm's Auditor's Report that was filed om March 14, 2013 with Amendment No. 1 on Form 10-K/A and the related Amemded Patent Acquisition Agreement filed with this Form 10-K/A and the related Exhibit Index.

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

Item 15. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010.	S-1	12/08/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.4	By-laws	S-1	12/08/2010

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	1/24/2013

10.2*	Amended Patent Acquisition Agreement dated February 20, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document	10-K	1/13/2014

101.SCH	XBRL Taxonomy Extension Schema	10-K	1/13/2014

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	1/13/2014

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	1/13/2014

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	1/13/2014

101.PRE	Taxonomy Extension Presentation Linkbase	10-K	1/13/2014

* Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: March 18, 2014
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2014	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)