Form 10-Q
period 2014-03-31
LIBERATED ENERGY, INC.
filed 2014-05-20
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 80,774,000 shares of common stock issued and outstanding as of May 20, 2014.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our September 30, 2013 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONTENTS

Page
Balance Sheets as of March 31, 2014 (Unaudited) and September 30, 2013(Audited)	6
Statements of Operations for the three months ended March 31, 2014 (unaudited) and for the cumulative period from January 19, 2013 (Inception) to March 31, 2014 (Unaudited)	7

Statements of Cash Flows for the three months and six months ended March 31, 2014 (unaudited) and for the cumulative period from January 19, 2013 (Inception) to March 31, 2014 (Unaudited)	8
Notes to Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET

	Mar. 31, 2014	Sept. 30, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$151,320	$44,684
Prepaid expenses	$10,000	$10,000
Accounts Receivable	$19,500
Loan to Consultant	$38,000

Total Current Assets	$218,820	$54,684

OTHER ASSESTS:

Patent	$2,500	$2,500
Total Other Assets	$2,500	$2,500

TOTAL ASSETS	$221,320	$57,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$161,945	$141,945
Convertible note payable, net	$170,000	$45,417

Total Current Liabilities	$331,945	$187,362

OTHER CURRENT LIABILITIES
Loans from Stockholders	$93,866	$30,616

Total Other Current Liabilities	$93,866	$30,616

TOTAL LIABILITIES	$425,811	$217,978

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	$-	$-
Common Stock:
100,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 72,734,000 shares at March 31, 2013 and
72,000,000 at September 30, 2013	$72,734	$72,000
Additional paid-in-capital	$65,808	$9,125
Deficit accumulated during the development stage	$(180,294)	$(168,294)
Accumulated other comprehensive income (deficit)	$(162,739)	$(73,625)

TOTAL STOCKHOLDERS' DEFICIT	$(204,491)	$(160,794)

TOTAL LIABILITIES AND EQUITY	$221,320	$57,184

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the three Months Ended		For the Six Months Ended		from January 19, 2013
	March 31,		March 31,		(Date of Inception)
	2014	2013	2014	2013	to March 31, 2014
Revenues	$39,000	$-	$39,000	$-	$39,000
Cost of Goods Sold	$-	$-	$-	$-	$-

Gross Profit	$39,000	$-	$39,000	$-	$39,000

Operating Expenses
General and Administrative Expenses	$55,289	$852	$128,114	$852	$295,991

Operating Loss	$(16,289)	$(852)	$(89,114)	$-	$(256,991)

Other Income (Expense):	$-	$-	$-	$-	$-
Interest Expense	$-	$-	$700	$-	$417

Net loss from continuing operations before taxes	$(16,289)	$(852)	$(89,814)	$(852)	$(257,408)

Provisions for income taxes	$-	$-	$-	$-	$-

Net Income from continuing operations	$(16,289)	$(852)	$(89,814)	$(852)	$(257,408)

Loss per Share, Basic & Dilutive	$-	$-	$-	$-

Weighted Average Shares Outstanding	72,112,622	72,000,000	72,056,311	72,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			January 19, 2013
	For the Three Months Ended		Date of Inception to
	March 31,		Develoment Stage) to
	2014	2013	to March. 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,289)	$(852)	$(166,285)
Plus (income) loss from discontinued operations, net of taxes			(91,123)
Adjustments to reconcile net income to net cash provided by operating activities:
Operating activities:
Amortization of debt discount			417
(Increase) decrease in assets:
Accounts receivable	$(19,500)		$(19,500)
Prepaid expenses
Accounts payable	$10,000		$181,945
Net cash used in operating activities - continuing operations	$(25,789)		$(94,546)

Prepaid deposit to supplier			$(38,000)
Prepaid rent deposit		$-
Account Payable		$-	$44,250
Loan from Shareholders	$(15,000)	$200	$73,937
Net Cash Provided in Operating Activities	$(31,289)	$(652)	$80,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$(3,711)	$5,000	$72,164
Proceeds from issuance of convertible note	$170,000		$170,000
Loan to consultant	$(38,000)		$(38,000)
Disposition of Chinese Subsidiary	$-	$(3,904)	$(3,904)
Net Cash Provided by Financing Activities	$128,289	$1,096	$200,260

Effect of Exchange Rate on Cash
Sale of Subsidiary

Net increase (decrease) in cash and cash equivalents	$71,211	$444	$351,658
Cash and cash equivalents at Beginning of the Period	$80,109	$3,904	$200,338
Cash and cash equivalents at End of Period	$151,320	$4,348	$151,320

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
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Net Loss per Common Share (continued)

As of March 31, 2013 and 2012, the Company only issued one type of shares, i.e., common shares only. There is no effect on the diluted loss per share for the stock warrants since the common stock equivalents are anti-dilutive.  Dilutive average shares outstanding as of March 31, 2014 and 2013 are as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Weighted Average Shares Outstanding
Common Stock	72,112,622	72,000,000
Convertible Note Payable	2,564,102	-
Dilutive Average Shares Outstanding	74,676724	72,000,000

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment for financial reporting purposes is provided using the straight-line method over their respective estimated useful lives of the assets.  As of March 31, 2014 and 2013, there was no property and equipment on the Company’s balance sheets.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately $-0- and $-0- for the quarter ended March 31, 2014 and 2013.

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

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  The Company had incurred $0 research and development costs for the quarter ended March 31, 2014 and $3,523 from January 19, 2013 (date of inception of the development stage) through March 31, 2014. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve its business goals and objectives.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

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

Subsequent Events

The Company has evaluated subsequent events through May 19, 2014, the date the financial statements were available to be issued.

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
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 – Advances from Shareholders / Officers

From the date of Company’s date of inception of the development stage on January 19, 2013 through the March 31, 2014, the officers and directors have advanced the amount of $93,866 to the Company for its operation. The outstanding balance is due on demand and no agreement was signed.

Note 5 – Commitments and Contingencies

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

Note 6 – stockholders’ Equity

Preferred Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 6 – stockholders’ Equity (Continued)

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

Note 7 - Income Taxes

The Company has incurred net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements. The net operating loss can be carried forward for 15 years.

The income tax benefit differed from the amount computed by applying the estimated US federal income tax rate of 15% to net loss as a result of the following:

2014
Computed expected tax benefit	(15.00)%
State income tax, net of federal benefit	(7.30)
Valuation allowance	22.30
Income tax benefit	-%

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 - Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2014 is presented below:

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

Note 8 – Patent acquisition

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

Table of Content

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Revenues increased by $39,000 from $0 for the three months ended March 31, 2013 to $39,000 for the three months ended March 31, 2014.  The increase in revenues were atributable to a sales contract for the Company's GuardLight.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the three months ended March 31, 2013 and March 31, 2014.  The Company did not atribute any costs to the production of the GuardLight as of that date.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $54,437, from $852 in the three months ended March 31, 2013 to $55,289 in the three months ended March 31, 2014.

Net loss per share was $0.00 for the three months ended March 31, 2013 and $0.00 for the three months ended March 31, 2014. The weighted average shares outstanding were72,000,000 for the three months ended March 31, 2013 and 72,112,622 for the three months ended March 31, 2014.

As of March 31, 2014, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net income of $852  for the three months ended March 31, 2013 as compared to a net loss of $16,289 for the three months ended March 31, 2014.

Table of Content

Results of Operations for the six months ended December 31, 2013 compared to the six months ended March 31, 2014

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Revenues increased by $39,000 from $0 for the six months ended March 31, 2013 to $39,000 for the six months ended March 31, 2014.  The increase in revenues were atributable to a sales contract for the Company's GuardLight.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the six months ended March 31, 2013 and March 31, 2014.  The Company did not atribute any costs to the production of the GuardLight as of that date.

Operation and Administrative Expenses

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $127,262, from $852 in the six months ended March 31, 2013 to $128,114 in the six months ended March 31, 2014.

Net loss per share was $0.00 for the six months ended March 31, 2013 and $0.00 for the six months ended March 31, 2014. The weighted average shares outstanding were 72,000,000 for the six months ended March 31, 2013 and 72,056,311 for the six months ended March 31, 2014.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net income of $852  for the six months ended March 31, 2013 as compared to a net loss of $89,814 for the six months ended March 31, 2014.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of the year ended September 30, 2013, the Company had total current assets of $54,684 and total current liabilities of $187,362, resulting in working capital deficit of $132,678. As of March 31, 2014, the Company had total current assets of $218,820 and total current liabilities of $331,945, resulting in a working capital deficit of $113,125.

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

Net cash used in operating activities was $(25,789) during the three-month period ended March 31, 2014.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2014.

Net cash provided by financing activities was $128,289 during the three-month period ended March 31, 2014.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses, and current shareholders' deficit, our independent auditor included an explanatory paragraph regarding concerns about out ability to continue as a going concern in his report on our annual financial statements for the year ended September 31, 2013.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.

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

Common Stock

Liberated Energy, Inc. is authorized to issue 200,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2014, 72,734,000 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

Liberated Energy, Inc. is authorized to issue 10,000,000 shares of preferred stock, with par value of $0.001 per share. As of March 31, 2014, there were no shares of preferred stock outstanding.

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

ITEM 4.           CONTROLS AND PROCEDURES

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of March 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2014.

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

Table of Content

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second quarter ended March 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has no outstanding Senior Securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

Table of Content

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/8/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated January 25, 2013	8-K	2/7/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated January 26, 2013	8-K	2/7/2013

3.4	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated March 17, 2014	8-K	3/18/2014

3.5	By-laws	S-1	12/8/2010

10.1	Patent Acquisition Agreement dated January 19, 2013	8-K	1/24/2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	Interactive Data Files for Liberated Energy, Inc. 10Q for the Period Ended December 31, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition LinkbaseDocument

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

Reports on Form 8-K

Description	Form	Filing Date

Amended Articles of Incorporation	8-K	3/18/2014

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: May 20, 2014
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2014	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)