Form 10-Q
period 2014-06-30
LIBERATED ENERGY, INC.
filed 2014-08-21
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-171046

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 90,060,889 shares of common stock issued and outstanding as of August 20, 2014.

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

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONTENTS

Balance Sheets as of June 30, 2014 (Unaudited) and September 30, 2013(Audited)	Page 6

Statements of Operations for the three months ended June 30, 2014 (unaudited) and for the cumulative period from January 19, 2013 (Inception) to June 30, 2014 (Unaudited)	7

Statements of Cash Flows for the three months and nine months ended June 30, 2014 (unaudited) and for the cumulative period from January 19, 2013 (Inception) to June 30, 2014 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30, 2014	Sept. 30, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$200,375	$44,684
Prepaid expenses	$10,000	$10,000
Accounts Receivable	$19,500
Inventory	$25,233
Loan to Consultant	$15,500

Total Current Assets	$270,608	$54,684

OTHER ASSESTS:

Patent	$2,500	$2,500
Total Other Assets	$2,500	$2,500

TOTAL ASSETS	$273,108	$57,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$148,945	$141,945
Convertible note payable, net	$241,000	$45,417

Total Current Liabilities	$389,945	$187,362

OTHER CURRENT LIABILITIES
Loans from Stockholders	$80,986	$30,616

Total Other Current Liabilities	$80,986	$30,616

TOTAL LIABILITIES	$470,931	$217,978

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	$-	$-
Common Stock:
100,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 81,408,000 shares at June 30, 2013 and
72,000,000 at September 30, 2013	$81,408	$72,000
Additional paid-in-capital	$122,134	$9,125
Deficit accumulated during the development stage	$(180,294)	$(168,294)
Accumulated other comprehensive income (deficit)	$(221,071)	$(73,625)

TOTAL STOCKHOLDERS' DEFICIT	$(197,823)	$(160,794)

TOTAL LIABILITIES AND EQUITY	$273,108	$57,184

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the three Months Ended		For the Nine Months Ended		from January 19, 2013
	June 30,		June 30,		(Date of Inception)
	2014	2013	2014	2013	to June 30, 2014
Revenues	$-	$-	$39,000	$-	$39,000
Cost of Goods Sold	$-	$-	$-	$-	$-

Gross Profit	$-	$-	$39,000	$-	$39,000

Operating Expenses
General and Administrative Expenses	$58,392	$4,259	$186,506	$5,111	$(354,264)

Operating Loss	$(58,392)	$(4,259)	$(147,506)	$(5,111)	$(315,264)

Other Income (Expense):	$-	$-	$-	$-	$-
Interest Income	$60		$60		$60
Interest Expense	$-	$-	$700	$-	$417

Net loss from continuing operations before taxes	$(58,332)	$(4,259)	$(148,146)	$(5,111)	$(314,907)

Provisions for income taxes	$-	$-	$-	$-	$-

Net Income from continuing operations	$(58,332)	$(4,259)	$(148,146)	$(5,111)	$(314,907)

Loss per Share, Basic & Dilutive	$-	$-	$-	$-

Weighted Average Shares Outstanding	72,112,622	72,000,000	72,056,311	72,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

					Cumulative from
					January 19, 2013
	For the Three Months Ended		For the Nine Months Ended		Date of Inception to
	June 30,		June 30,		Develoment Stage) to
	2014	2013	2014	2013	to June. 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(58,332)	$(4,259)	$(159,446)	$(5,111)	$(77,171)
Plus (income) loss from discontinued operations, net of taxes					(91,123)
Adjustments to reconcile net income to net cash provided by operating activities:
Operating activities:
Amortization of debt discount	$-	$-	$-	$-	417
(Increase) decrease in assets:
Inventory	$(25,233)	$-	$(25,233)	$-	$(25,233)
Accounts receivable	$-	$-	$(19,500)	$-	$(19,500)
Prepaid expenses	$-	$-	$-	$-	$(10,000)
Prepaid deposit to supplier	$-	$-	$-	$38,000	$-
Prepaid rent deposit	$-	$-	$-	$-	$-
Account Payable	$(13,000)	$-	$7,000	$(44,250)	$148,945
Loan from Shareholders	$(12,880)	$6,140	$50,370	$(82,397)	$80,986
Net Cash Provided in Operating Activities	$(109,445)	$1,881	$(146,809)	$(93,758)	$7,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	$-	$-	$-	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$65,000	$-	$122,417	$-	$(41,390)
Proceeds from issuance of convertible note	$71,000	$-	$195,583	$-	$241,000
Proceeds from issuance of common stock warrant	$-	$-	$-	$5,000	$5,000
Loan to consultant	$22,500	$-	$(15,500)	$-	$(15,500)
Disposition of Chinese Subsidiary	$-	$-	$-	$-	$-
Net Cash Provided by Financing Activities	$158,500	$-	$302,500	$5,000	$189,110

Effect of Exchange Rate on Cash	$-	$-	$-	$-	$40
Sale of Subsidiary	$-	$-	$-	$91,083	$-

Net increase (decrease) in cash and cash equivalents	$49,055	$1,881	$155,691	$2,325	$196,471
Cash and cash equivalents at Beginning of the Period	$151,320	$4,348	$44,684	$3,904	$3,904
Cash and cash equivalents at End of Period	$200,375	$6,229	$200,375	$6,229	$200,375

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
	June 30,
	2014	2013
Weighted Average Shares Outstanding
Common Stock	72,112,622	72,000,000
Convertible Note Payable	2,564,102	-
Dilutive Average Shares Outstanding	74,676724	72,000,000

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment for financial reporting purposes is provided using the straight-line method over their respective estimated useful lives of the assets.  As of June 30, 2014 and 2013, there was no property and equipment on the Company’s balance sheets.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately $-0- and $-0- for the quarter ended June 30, 2014 and 2013.

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

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  The Company had incurred $0 research and development costs for the quarter ended June 30, 2014 and $3,523 from January 19, 2013 (date of inception of the development stage) through June 30, 2014. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve its business goals and objectives.

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

Subsequent Events

The Company has evaluated subsequent events through August 20, 2014, the date the financial statements were available to be issued.

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
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 – Advances from Shareholders / Officers

From the date of Company’s date of inception of the development stage on January 19, 2013 through the June 30, 2014, the officers and directors have advanced the amount of $80,986 to the Company for its operation. The outstanding balance is due on demand and no agreement was signed.

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

Note 7 – stockholders’ Equity

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

Treasury Stock

As of June 30, 2014, there are 25,641,941 of common stock included in treasury.

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

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2014 is presented below:

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

Table of Content

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Revenues werec $0 for the three months ended June 30, 2013 and  for the three months ended June 30, 2014.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the three months ended June 30, 2013 and June 30, 2014.  The Company did not atribute any costs to the production of the GuardLight as of that date.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $54,133, from $4,259 in the three months ended June 30, 2013 to $58,392 in the three months ended June 30, 2014.

Net loss per share was $0.00 for the three months ended June 30, 2013 and $0.00 for the three months ended June 30, 2014. The weighted average shares outstanding were 72,734,000 for the three months ended June 30, 2013 and 81,738,201 for the three months ended June 30, 2014.

As of June 30 2014, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $4,259  for the three months ended June 30, 2013 as compared to a net loss of $58,332 for the three months ended June 30, 2014.

Table of Content

Results of Operations for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2014

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Revenues increased by $39,000 from $0 for the nine months ended June 30, 2013 to $39,000 for the six months ended June 30, 2014.  The increase in revenues were atributable to a sales contract for the Company's GuardLight.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the six months ended June 30, 2013 and June 30, 2014.  The Company did not atribute any costs to the production of the GuardLight as of that date.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $181,395, from $5,111 in the nine months ended June 30, 2013 to $186,506 in the six months ended March 31, 2014.

Net loss per share was $0.00 for the nine months ended June 30, 2013 and $0.00 for the nine months ended June 30, 2014. The weighted average shares outstanding were72,000,000 for the nine months ended June 30, 2013 and 75,100,311 for the nine months ended June 30, 2014.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $5,111  for the nine months ended June 30, 2013 as compared to a net loss of $148,146 for the nine months ended June 30, 2014.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of the year ended September 30, 2013, the Company had total current assets of $54,684 and total current liabilities of $187,362, resulting in working capital deficit of $132,678. As of June 30, 2014, the Company had total current assets of $270,608 and total current liabilities of $389,945, resulting in a working capital deficit of $119,337.

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

Net cash provided in operating activities was $(109,445) during the three-month period ended June 30, 2014.

Net cash provided by investing activities was $0 during the three-month period ended June 30, 2014.

Net cash provided by financing activities was $158,500 during the three-month period ended June 30, 2014.

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

Common Stock

Liberated Energy, Inc. is authorized to issue 200,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2014, 81,408,000 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

Liberated Energy, Inc. is authorized to issue 10,000,000 shares of preferred stock, with par value of $0.001 per share. As of June 30, 2014, there were no shares of preferred stock outstanding.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol LIBE.

ITEM 4.           CONTROLS AND PROCEDURES

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of June 301, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2014.

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

Table of Content

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second quarter ended June 30, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIBERATED ENERGY, INC.
Date: August 20, 2014
	By:	/s/ FRANK PRINGLE
Frank Pringle
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2014	By:	/s/ ELYSE THOMPSON
Elyse Thompson
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)