Form 10-K
period 2014-09-30
LIBERATED ENERGY, INC.
filed 2015-01-14
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
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

As of September 30, 2014, the last business day of the fiscal year, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $1,350,000 (based on a closing price of $0.03 per share).

As of the period ended in this report, September 30, 2014, the registrant had 93,422,721 shares of common stock outstanding.

As of the date of filing, January 13, 2015 the registrant had 107,692,584 shares of common stock outstanding.

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

Table of Content

Employees

Brian Conway, our Chief Executive Officer and Chairman of the Board is our only employee.  Besides our officers, our management expects to use consultants, attorneys, and accountants as necessary, and do not anticipate a need to engage any other full-time employees until absolutely necessary for the operations of our Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

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

At September 30, 2013, we had $162,354 in cash on hand and an accumulated deficit of $(306,798), causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs.  Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

We have a history of losses and expect to generate losses until such a time when we can become profitable in the alternative energy business.

As of September 30, 2014, we had $162,354 in cash and cash equivalents on hand and an accumulated deficit of $(306,798).

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

We are highly dependent on our executive officer, Brian Conway.  The loss of Brian Conway would have a material adverse effect on our business and prospects.

We currently have only one executive officer, Brian Conway.  Brian Conway serves as our Chief Executive Officer, President and Chairman of the Board, and as our Chief Financial Officer. The loss of Brian Conway could have a material adverse effect on our business and prospects.

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

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 109 Burtons Road, Marlton, New Jersey 08053.  The office space is provided to us by our former Chief Executive Officer free of charge.

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

	HIGH	LOW

FISCAL YEAR ENDED SEPTEMBER 30, 2013

First Quarter	$0.00	$0.00
Second Quarter	$1.25	$1.25
Third Quarter	$0.49	$0.49
Fourth Quarter	$0.13	$0.12

	HIGH	LOW

FISCAL YEAR ENDED SEPTEMBER 30, 2014

First Quarter	$0.11	$0.11
Second Quarter	$0.25	$0.21
Third Quarter	$0.09	$0.07
Fourth Quarter	$0.03	$0.02

(b)	Holders.

As of January 13, 2015 there were approximately 46 record holders of 107,692,584 shares of the Company's common stock.  The closing price for the Company's common stock on January 13, 2015, was $0.01 per share.

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

The Company's transfer agent and registrar of the common stock is:

OLDE MONMOUTH STOCK TRANSFER CO, INC.
200 Memorial Parkway
Atlantic Highlands, New Jersey 07716
Phone: (732) 872-2727
Fax: (732) 872-2728

ITEM 6.  SELECTED FINANCIAL DATA.

The table below summarizes our audited balance sheet at September 30, 2013 and statement of operations for the fiscal year ended September 30, 2013.

September 30, 2014 (Audited)
Balance Sheet:
Cash	$162,354
Total Assets	$244,958
Total Liabilities	$512,076
Total Stockholders’ Equity (Deficit)	$(267,118)

Fiscal Year ended September 30, 2014 (Audited)
Statement of Operations :
Revenue	$0
Net Loss	$(306,798)
Net Loss Per Share of Common Stock	0

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

Table of Content

ORGANIZTION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended September 30, 2014 of Liberated Energy, Inc., a Nevada corporation (“Liberated” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2014 and 2013

The following table summarizes the results of our operations during the fiscal year ended September 30, 2014, and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended September 30, 2014 to the same period of 2013.

	September 30, 2014	September 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Product Sales, net	$0	$0	$0	0
Cost of Goods Sold	$0	$0	$0	0
Selling, General and Administrative Expense	$268,527	$167,877	$100,650	60
Interest expense	$38,291	$417	$37,874	9,182.5
Net income (loss)	$(306,798)	$(168,294)	$(138,504)	(82.3)
Earnings (Loss) per common share	$(.00)	$(.00)	$(.00)	0

We had no revenues for the fiscal year ended November 30, 2014, and during the same period in 2013.

Our cost of good sold for the fiscal year ended November 30, 2014 was $0 as compared to $0 during the same period in 2013.

Selling, general and administrative expenses increased by $100,650 or 60%, to $268,527 for the fiscal year ended November 30, 2014 compared to $167,877 in the same period in 2013.

Interest expense for the fiscal year ended November 30, 2014 was $38,291 and interest expense in the same period of 2013 was $417.  Interest expense increased 9,182.5% for the fiscal year ended November 30, 2014.

During the fiscal year ended November 30, 2014 we incurred a net loss of $(306,798) compared with a net loss of $(168,294) for the same period in the prior year.

Loss per common share for the for the fiscal year ended November 30, 2014 was negligible.

REVENUE

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

We had no revenues for thefor the fiscal year ended November 30, 2014 and during the same period in 2013.

Table of Content

EXPENSE

Our operating expenses consist of selling, general and administrative expenses.

Selling, general and administrative expenses increased by $100,650 or 60%, to $268,527 for the fiscal year ended November 30, 2014 compared to $167,877 in the same period in 2013.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not subject income taxes yet.

NET LOSS

During the fiscal year ended November 30, 2014 we incurred a net loss of $(306,798) compared with $(168,294) for the same period in the prior year.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending September 30, 2014, Enterprise CPA, Ltd. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  At September 30, 2014, we had $162,354 cash on hand and $5,000 in prepaid expenses. We have incurred a deficit of $(383,969) from our inception to September 30, 2014. See “Liquidity and Capital resources.”

LIQUIDITY AND CAPITAL RESOURCES

In their September 30, 2014 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern.  Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of September 30, 2014, we had $162,45 in cash and cash equivalents. Our net loss for fiscal year ended September 30, 2014 were $(306,798).  The accumulated deficit as of September 30, 2014 was $ (383,969).

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

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.001. There are an aggregate of 107,692,584 shares of Common Stock issued and outstanding, which are held by 46 stockholders as of the date of this Annual Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

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

Convertible Notes

On September 4, 2013, the Company issued a Convertible Note (the “Note”) to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000. . On December 10, 2013, JMJ provided $25,000 to the Company; the net proceeds the Company received from this offering were $22,500. On April 18, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On June 23, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000.

On November 27, 2013, the Company issued a Convertible Note (the “Note”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest $25,000 which contains $4,000 in financing cost (the LG Capital “Note”). The transaction closed on November 27, 2013. LG Capital provided $25,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $21,000.

On December 2, 2013, the Company issued a Convertible Note (the “Note”) to GEL Properties, LLC (“GEL”) providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL “Note”). The transaction closed on December 2, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750.

On March 14, 2014, the Company issued a Convertible Note (the “Note”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest $30,000 which contains $4,500 in financing costs (the LG Capital “Note”). The transaction closed on March 14, 2014. LG Capital provided $30,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $25,500.

Table of Content
On March 17, 2014, the Company issued a Convertible Note (the “Note”) to UNION CAPITAL, LLC (“Union Capital”) providing Union Capital with the ability to invest $30,000 which contains $4,500 in financing costs. The transaction closed on March 17, 2014. Union Capital provided $30,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $25,500.

On March 19, 2014, the Company issued a Convertible Note (the “Note”) to GEL Properties, LLC (“GEL”) providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL “Note”). The transaction closed on March 19, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750.

On June 02, 2014, the Company issued a Convertible Note (the “Note”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest $25,000 which contains $4,000 in financing fees (the LG Capital “Note”). The transaction closed on June 02, 2014. LG Capital provided $25,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $21,000.

On June 10, 2014, the Company issued a Convertible Note (the “Note”) to GEL Properties, LLC (“GEL”) providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL “Note”). The transaction closed on June 10, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750.

On July 14, 2014, the Company issued two Convertible Notes (the “Notes”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest up to $53,000 in aggregate. The transaction closed on July 14, 2014. LG Capital provided $26,500 on effective day, containing $4,000 in financing cost. The net proceeds the Company received from this offering were $22,500.

On July 17, 2014, the Company issued two Convertible Notes (the “Notes”) to UNION CAPITAL, LLC (“Union Capital”) providing Union Capital with the ability to invest up to $50,000. The transaction closed on July 17, 2014. Union Capital provided $25,000 to the Company on effective day, containing $4,000 in legal fees. The net proceeds the Company received from this offering were $21,000.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.001. There are no shares of Preferred Stock issued and outstanding as of the date of this Annual Report.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Table of Content

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIBERATED ENERGY, INC.

(A Development Stage Enterprise)

Audited Financial Statements

AS OF SEPTEMBER 30, 2014, 2013
AND FOR THE PERIOD FROM JUNE 24, 2010
(DATE OF INCEPTION) TO SEPTEMBER 30, 2014

Table of Content

Table of Content

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Liberated Energy, Inc.

We have audited the accompanying balance sheets of Liberated Energy, Inc. (the “Company”), as of September 30, 2014, and 2013, and the related statements of operation, shareholders’ equity, and cash flows for year ended September 30, 2014 and the cumulative period from January 19, 2013 (date of inception of development stage) through September 30, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above, present fairly, in all material respects, the financial position of Liberated Energy, Inc. as of September 30, 2014, 2013, and the results of its operations and their cash flows for year ended September 30, 2014, and the cumulative period from January 19, 2013 (date of inception of development stage) through September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd

Enterprise CPAs, Ltd.
Chicago, IL

January 13, 2015

Table of Content

LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET

	Sept. 30, 2014	Sept. 30, 2013
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$162,354	$44,684
Prepaid expenses	$5,000	$10,000
Inventory	$40,861	$-
Total Current Assets	$208,215	$54,684

OTHER ASSESTS:
Deferred financing cost	$25,042	$4,583
Loans to Stockholders	$9,701	$-
Patent	$2,000	$2,500
Total Other Assets	$36,743	$7,083

TOTAL ASSETS	$244,958	$61,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,445	$141,945
Unearned income	$43,565	$-
Convertible note payable	$316,066	$50,000
Total Current Liabilities	$512,076	$191,945

OTHER CURRENT LIABILITIES
Loans from Stockholders	$-	$30,616
Total Other Current Liabilities	$-	$30,616

TOTAL LIABILITIES	$512,076	$222,561

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	$-	$-
Common Stock:
250,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 72,000,000 at September 30, 2013 and
93,422,721 at September 30, 20134	$93,423	$72,000
Additional paid-in-capital	$188,176	$9,125
Deficit accumulated during the development stage	$(475,092)	$(168,294)
Accumulated deficit from discontinued operations	$(73,625)	$(73,625)
TOTAL STOCKHOLDERS' DEFICIT	$(267,118)	$(160,794)

TOTAL LIABILITIES AND EQUITY	$244,958	$61,767

The accompanying notes are an integral part of these statements.

Table of Content

LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Cumulative
	For the Year Ended		from January 19, 2013
	September 30,		(Date of Inception)
	2014	2013	to September 30, 2014
Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-

Gross Profit	$-	$-	$-

Operating Expenses
General and Administrative Expenses	$268,527	$167,877	$436,404

Operating Loss	$(268,527)	$(167,877)	$(436,404)

Other Income (Expense):
Interest Income	$20	$-	$20
Interest and Financing expenses	$38,291	$417	$38,708
Total OtherIncome ( Expense)	$(38,271)	$(417)	$(38,688)

Net loss from continuing operations before taxes	$(306,798)	$(168,294)	$(475,092)

Provisions for income taxes	$-	$-	$-

Net loss from continuing operations	$(306,798)	$(168,294)	$(475,092)

Income (loss) from discontinued operations, net of taxes	$-	$91,123	$91,123

Net Loss	$(306,798)	$(77,171)	$(383,969)

Loss per Share, Basic & Dilutive	$-	$-

Weighted Average Shares Outstanding	93,422,721	72,000,000

The accompanying notes are an integral part of these statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

			Cumulative from
			January 19, 2013
	For the Year Ended		Date of Inception to
	September 30,		Develoment Stage) to
	2014	2013	to Sept. 30, 2014
OPERATING ACTIVITIES:
Net Loss	$(306,798)	$(77,171)	$(383,969)
Plus (income) loss from discontinued operations, net of taxes	$-	$(91,123)	$(91,123)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based compensation expense	$5,000	$-	$5,000
Non-cash portion of share based service expenses	$8,040	$-	$8,040
Amortization of debt discount and financing cost	$38,291	$417	$38,708
Amortization Expense	$500	$-	$500
Inventory	$(40,861)	$-	$(40,861)
Prepaid expenses	$5,000	$(10,000)	$(5,000)
Unearned Income	$43,565	$-	$43,565
Accrued expense payable	$10,500	$141,945	$152,445
Net cash used in operating activties - continued operations	$(236,763)	$(35,932)	$(272,695)
Net cash provided by (used in) operating activity - discontinued operations	$-	$84,873	$84,873
Net cash provided by (used in) operating activities - continuing operations	$(236,763)	$48,941	$(187,822)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock warrants	$7,000	$5,000	$12,000
Proceeds from issuance of convertible note	$387,750	$45,000	$432,750
Stockholder loan	$(40,317)	$30,616	$(9,701)
Net cash provided by financing activities - continued operations	$354,433	$80,616	$435,049
Net cash provided by (used in) financing activities - discontinued operations	$-	$(88,737)	$(88,737)
Net cash provided by (used in) financing activities	$354,433	$(8,121)	$346,312

Effect of Exchange Rate on Cash	$-	$(40)	$(40)

Net increase (decrease) in cash and cash equivalents	$117,670	$40,780	$158,450
Cash and cash equivalents at Beginning of the Period	$44,684	$3,904	$3,904
Cash and cash equivalents at End of Period	$162,354	$44,684	$162,354

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Convertible note payable	$446,500	$50,000
Less original issue discount	$(58,750)	$(5,000)
Proceeds from convertible note payable	$387,750	$45,000

The accompanying notes are an integral part of these statements.

Table of Content

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception (Jan 19, 2013) to September 30, 2014

							Deficit
	Common Stock			Treasury Stock			Accumulated	Accumulated
			Additional				During the	Other
	Number of		Paid-in	Number of		Accumulated	Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Stage	Income (Loss)	Total
Balance, September 30, 2012	25,000,000	25,000	73,125	-	-	(189,248)	-	40	(91,083)

Shares returned to treasury	(24,500,000)	(24,500)	-	24,500,000	24,500	-	-	-	-

Shares issued for patent	2,500,000	2,500	-	-		-	-	-	2,500
Balance, January 19, 2013	3,000,000	3,000	$73,125	24,500,000	24,500	$(189,248)	$-	40	(88,583)

24 for 1 forward split	69,000,000	69,000	(69,000)	-	-	-	-	-	-

Stock warrants issued	-	-	5,000	-	-	-	-	-	5,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	91,123	(168,294)	(40)	(77,211)
Balance, September 30, 2013	72,000,000	$72,000	$9,125	24,500,000	$24,500	$(98,125)	$(168,294)	$-	$(160,794)

Issued common stocks to EAM to exercise Warrant stocks on March 2014	34,000	34	6,966						7,000

Issued common stocks to shareholders @ par for service on April 2014	8,040,000	8,040	-						8,040

Issued common stocks to convert Gel Properties Notes	2,133,779	2,134	46,054						48,188

Issued common stocks to convert JMJ Financial Notes	5,013,858	5,014	88,319						93,333

Issued common stocks to convert LG Capital Notes	1,201,084	1,201	37,711						38,912

Issued common stocks to Brian Conway @ Par for Officer Compensation	5,000,000	5,000	-						5,000

Net loss for the year ended September 30, 2014							(306,798)		(306,798)
Balance, September 30, 2014	93,422,721	$93,423	$188,176	24,500,000	$24,500	$(98,125)	$(475,092)	$-	$(267,118)

The accompanying notes are an integral part of these statements.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

As of September 30, 2014 and 2013, the Company only issued one type of shares, i.e., common shares only. There is no effect on the diluted loss per share for the stock warrants since the common stock equivalents are anti-dilutive.  Dilutive average shares outstanding as of September 30, 2014 and 2013 are as follows:

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Net Loss per Common Share (continued)

	2014	2013
Weighted Average Shares Outstanding
Common Stock	93,422,721	72,000,000
Convertible Note Payable	22,280,109	2,564,102
Dilutive Average Shares Outstanding	115,702,830	74,564,102

Property and Equipment

            Property and equipment re carried at cost. Depreciation of property and equipment for financial reporting purposes is provided using the straight-line method over their respective estimated useful lives of the assets.  As of September 30, 2014 and 2013, there was no property and equipment on the Company’s balance sheets.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately $ 5,000 and $ 29,051 for the years ended September 30, 2014 and 2013.

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

On April 29, 2014, 5,000,000 shares were issued to Brain Conway for compensation at par value.

Inventory

Inventories are stated at the cost of goods. There are $ 40,861 and $ 0.00 inventory in stock in September 30, 2014 and 2013 respectively.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $ 0.00 and $3,523 research and development costs for the year ended September 30, 2014 and from January 19, 2013 (date of inception of the development stage) through September 30, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve its business goals and objectives.

Unearned revenue

Unearned Revenue is a liability as of the balance sheet date related to revenue producing activity for which revenue has not yet been recognized.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

Subsequent Events

The Company has evaluated subsequent events through January 13, 2015, the date the financial statements were available to be issued.

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

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 4 - Debt Obligations

Convertible Notes Payable

The following is a summary of debt obligations at September 30:
	2014	2013

Convertible note payable	$446,500	50,000
Less unamortized debt discount	25,042	4,583
	421,458	45,417
Less: Current amortized portion	33,708	417
Total proceeds convertible note payable	$387.750	$45,000

On September 4, 2013, the Company issued a Convertible Note (the “Note”) to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000. . On December 10, 2013, JMJ provided $25,000 to the Company; the net proceeds the Company received from this offering were $22,500. On April 18, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On June 23, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000.

On November 27, 2013, the Company issued a Convertible Note (the “Note”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest $25,000 which contains $4,000 in financing cost (the LG Capital “Note”). The transaction closed on November 27, 2013. LG Capital provided $25,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $21,000.

On December 2, 2013, the Company issued a Convertible Note (the “Note”) to GEL Properties, LLC (“GEL”) providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL “Note”). The transaction closed on December 2, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750.

On March 14, 2014, the Company issued a Convertible Note (the “Note”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest $30,000 which contains $4,500 in financing costs (the LG Capital “Note”). The transaction closed on March 14, 2014. LG Capital provided $30,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $25,500.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 4 - Debt Obligations (continued)

Convertible Notes Payable (Continued)

On March 17, 2014, the Company issued a Convertible Note (the “Note”) to UNION CAPITAL, LLC (“Union Capital”) providing Union Capital with the ability to invest $30,000 which contains $4,500 in financing costs. The transaction closed on March 17, 2014. Union Capital provided $30,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $25,500.

On March 19, 2014, the Company issued a Convertible Note (the “Note”) to GEL Properties, LLC (“GEL”) providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL “Note”). The transaction closed on March 19, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750.

On June 02, 2014, the Company issued a Convertible Note (the “Note”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest $25,000 which contains $4,000 in financing fees (the LG Capital “Note”). The transaction closed on June 02, 2014. LG Capital provided $25,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $21,000.

On June 10, 2014, the Company issued a Convertible Note (the “Note”) to GEL Properties, LLC (“GEL”) providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL “Note”). The transaction closed on June 10, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750.

On July 14, 2014, the Company issued two Convertible Notes (the “Notes”) to LG CAPITAL FUNDING, LLC (“LG Capital”) providing LG Capital with the ability to invest up to $53,000 in aggregate. The transaction closed on July 14, 2014. LG Capital provided $26,500 on effective day, containing $4,000 in financing cost. The net proceeds the Company received from this offering were $22,500.

On July 17, 2014, the Company issued two Convertible Notes (the “Notes”) to UNION CAPITAL, LLC (“Union Capital”) providing Union Capital with the ability to invest up to $50,000. The transaction closed on July 17, 2014. Union Capital provided $25,000 to the Company on effective day, containing $4,000 in legal fees. The net proceeds the Company received from this offering were $21,000.

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

Note 6 – Discontinued Operations

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

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 6 – Discontinued Operations (Continued)

	2013	Cumulative
Revenues	$-	$20,000
Cost of Goods Sold	-	16,800
Gross Profit	-	3,200
General and Administrative Expenses	-	192,448
Operating Loss before Taxes	-	(189,248)
Provision for Income Taxes	-	-
Loss from Operations of Discontinued Operations	-	(189,248)
Gain on Disposition of Business	91,123	91,123
Returned Treasury Stock	24,500	24,500
Gain (Loss) from Discontinued Operations	$115,623	$(73,625)

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

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 7 – stockholders’ Equity (continued)

On March 2014, the Company excised 34,000 shares warrant stock to EAM Family Partnership.

The Company issued 2,133,779 shares common stocks to convert Gel Properties LLC notes at value of $ 48,188.

The Company issued 5,013,858 shares common stocks to convert JMJ Financial promissory notes at value of $ 93,000.

The Company issued 1,201,084 shares common stocks to convert LG Capital Funding LLC notes at value of $ 38,912.

The Company issued 8,040,000 shares to Consultants at par for service value of $ 8,040 in year 2014.

On July 7, 2014, 5,000,000 shares were issued to Brian Conway at par for officer compensation value of $ 5,000.

Therefore, as of September 30, 2014, there was total of 93,422,721 shares issued and outstanding.

    Treasury Stock

As of September 30, 2014, there are 24,500,000 shares of common stock included in treasury.

Outstanding Warrants

At September 30, 2013, the Company had the following warrants outstanding:

	Grant Date	Expiration Date	Warrants Granted	Exercise Price
Issued to non-employees	2/21/13	2/21/15	4,995,000	$0.25 - $2.50
Issued to non-employees	3/11/13	3/21/15	830,000	$1.00
			5,825,000

Table of Content
LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 7 – stockholders’ Equity (continued)

Outstanding Warrants (continued)

The following table summarizes warrant activity for the year ending September 30, 2013:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, October 1, 2012	-	-
Granted	5,825,000	$1.27
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2013	5,825,000	$1.27	1.74

Warrants exercisable at March 2014	34,000
September 30, 2014	5,791,000	$1.27	1.74

Note 8 - Income Taxes

The Company has incurred net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements. The net operating loss can be carried forward for 15 years.

The income tax benefit differed from the amount computed by applying the estimated US federal income tax rate of 15% to net loss as a result of the following:
2013
Computed expected tax benefit	(15.00)%
State income tax, net of federal benefit	(9.00)
Valuation allowance	24.00
Income tax benefit	-%

Table of Content

LIBERATED ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 8 - Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2014 is presented below:

Deferred Tax Assets:

2014
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

Note 9 – Patent acquisition

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of September 30, 2014.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this revaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of September 30, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of September 30, 2014, there were no independent directors and no independent audit committee.

Table of Content

•	As of September 30, 2014, there was a failure in the operating effectiveness over controls related to accounting for convertible debt and embedded derivative liabilities.

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

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Name	Age	Position with Liberated	Year First Became a Director
Brian Conway (1)	43	Chief Executive Offices, Chief Financial Officer and Director	2014
Jay Silverstein (2)	61	Director	2014
Kim O'Brien (3)	56	Director	2014
Frank Pringle (4)	70	Chief Executive Offices, President and Director	2013
Elyse Thompson (5)	41	Chief Financial Officer and Director	2013
Lingling Wang (6)	38	Chief Executive Officer and Director	2012
Ke Wu (7)	22	Chief Financial Officer	2012
Lin Xiang Wang (8)	34	Director	2012
Guangqing Chen (9)	45	Director	2012

(1) Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $6,000 per month as a consultant and received 5,000,000 shares of common stock.
(2) Director as of October 1, 2014
(3) Director as of October 1, 2014
(4) Chief Executive Officer and Director effective January 23, 2013 until October 1, 2014
(5) Chief Financial Officer and Director effective January 23, 2013 until October 1, 2014
(6) Chief Executive Officer and Director until January 23, 2013.
(7) Chief Financial Officer until January 23, 2013
(8) Director until January 23, 2013
(9) Director until January 23, 2013

Biographies

Brian P. Conway, the Chief Executive Officer, Chief Financial Officer and Chairman of the Board brings 20 years of proven success in marketing and business development for both private and publically traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street first as a co-founder of Waypoint Capital Partners. During this time he has overseen national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation’s top public relations firms. Mr. Conway has been involved with Liberated Energy for the past year and is responsible for its current joint ventures and for bringing its flagship product the Guard Lite to the marketplace.  His relationships with investment bankers, non dilutive financing, and public relations will be instrumental in moving Liberated Energy forward in the upcoming months.

Jay Silverman, our Director, has more than 35 years of experience in the professional services industry.  The positions that he has held included Mid-Continent Operations Manager of a worldwide seismic service company, Vice President of Operations for a privately held environmental drilling service company, then Vice President of Field Operations for a NYSE listed oil service firm where he founded a new wholly owned subsidiary, the first onshore 3D seismic data acquisition company in the world, which he eventually took public in a successful IPO as its President, CEO and Director.  Mr. Silverman also co-founded iSafe Imaging in 2002, a paper to digital knowledge preservation and information management company for which he was CEO until it was sold in 2010.

Kim Thorne O’Brien, our Director, graduated from Ursinis College in 1980 with a B.S. in Health and Physical Education, minor in Biology, graduated from Temple University with an M.S.Ed in Exercise Physiology in 1981 and completed all Ph.D. work except dissertation in Cardiovascular Physiology, a University Fellow.  From 1986 to 1995, Ms. O’Brien was Division Manager at Genentech, Inc.  From October 1995 to 2001, she was Regional Business Director, Northeast Region of MedImmune, Inc.  From 2001 to 2004, she was Vice President, Business Development & Marketing of AdvancedTraces, a company engaged in the development of supersensitive detection of biowarfare agents.  Since 2004, Ms. O’Brien has been President of Independence, Inc., a firm engaged in providing consulting services to start-up biotechnology companies (Diasome, Get Better Health, LifeCell Dx).

Frank Pringle, the Chief Executive Officer and Chairman of the Board of the Company until October 1, 2014, attended Hiram College in Hiram, Ohio before leaving school to pursue a professional baseball contract.  He has taken technical/engineering classes at Georgia Tech, Towson University and Lake Erie College.  He worked in industrial engineering and sales for 30 years before starting his first engineering/material handling company in 1985.  He has taken two companies public prior to Perpetual Wind Power Corporation, one dealing with plastic bottle and glass recycling and the other with microwave technology to derive fuel from waste products.  He has applied for and/or obtained 19 patents pending/patents in various engineering and scientific disciplines.  His technologies have been featured in many trade magazines and other media outlets including Popular Science (Best of What’s New 2007) and Time Magazine (Best Inventions of the Year 2008).

Elyse M. Thompson was the Secretary, Chief Financial Officer and Director of the Company until October 1, 2014.  Ms. Thompson graduated from Ohio University in June 1985 with a B.A. in Sociology/Criminology and a Minor in Psychology.  Since graduating from college, she has worked in an administrative capacity for a number of companies.  In the past 17 years, she has served as Office Manager and Executive Assistant to the President with duties including maintenance of records, bank deposits, accounting, payroll and human resource administration.  She has extensive experience with preparation of Power Point Presentations, Excel spreadsheets, executive correspondence and reports.  At Perpetual Wind Power Corporation, Ms. Thompson has participated in presentations for business development, coordinated and created website and marketing materials, and has facilitated all administrative responsibilities.

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

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Brian Conway our Chief Executive Office and Chief Financial Officer is paid $12,000 per month or $144,000 per year.  Mr. Conwat was paid $7,000 per month or $84,000 per year last year as a consultant to the Company.  Elyse Thompson, our former Chief Financial Officer was paid $4,000 per month or $48,000 per year.
Board of Directors

Director Compensation

Since inception, we have not paid any compensation to our directors and we have no agreements or understandings, written or oral, to pay them compensation.

Table of Content

The following table provides summary information for the years ended September 30, 2012, 2013, and 2014 concerning cash and non-cash compensation paid or accrued by us to or on behalf of our officers and directors.

SUMMARY COMPENSATION TABLE

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Brian Conway (1)	2014	$84,000	$0	$100,000	$0	$0
Jay Silverstein (2)	2014	$0	$0	$0	$0	$0
Kim O'Brien (3)	2014	$0	$0	$0	$0	$0
Frank Pringle (4)	2014	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0
Elyse Thompson (5)	2014	$48,000	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0
Lingling Wang (6)	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0
Ke Wu (7)	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0
Lin Xiang Wang (8)	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0
Guangqing Chen (9)	2013	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0

(1) Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $6,000 per month as a consultant and received 5,000,000 shares of common stock.
(2) Director as of October 1, 2014
(3) Director as of October 1, 2014
(4) Chief Executive Officer and Director effective January 23, 2013 until October 1, 2014
(5) Chief Financial Officer and Director effective January 23, 2013 until October 1, 2014
(6) Chief Executive Officer and Director until January 23, 2013.
(7) Chief Financial Officer until January 23, 2013
(8) Director until January 23, 2013
(9) Director until January 23, 2013

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

STOCK OPTION PLAN

The Company has no stock option agreement with anyone as of January 13, 2015.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS (1):

Title of Class	Name	Shares	Percent
Common Stock	Lois Pringle (2)	9,000,000	8.3%

SECURITY OWNERSHIP OF MANAGEMENT (1):

Title of Class	Name	Shares	Percent

Common Stock	Brian Conway (3)	10,700,000	9.9%

	Jay Silverstein (4)	2,500,000	2.3%

	Kim O'Brien (5)	2,500,000	2.5%

	Frank Pringle (6)	9,000,000	8.3%

	Elyse Thompson (7)	1,999,992	1.8%

All Directors and Executive Officers as a group (2 persons)		26,699,992	24.8%

(1)
These tables are based upon 107,692,584 shares outstanding as of January 13, 2014 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of January 13, 2014. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on January 13, 2014 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Frank Pringle and Lois Pringle are husband and wife. Frank Pringle was the Chief Executive Officer, and Chairman of the Baord Director January 23, 2013 until October 1, 2014.

(3)	Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014,

(4)	Director as of October 1, 2014

(5)	Director as of October 1, 2014

(6)	Frank Pringle and Lois Pringle are husband and wife. Frank Pringle was the Chief Executive Officer, and Chairman of the Baord Director January 23, 2013 until October 1, 2014.

(7)	Chief Financial Officer and Director effective January 23, 2013 until October 1, 2014

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Enterprise CPA, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 9/30/2015	FISCAL YEAR 9/30/2014
Audit Fees (1)	$5,250	$5,250
Tax Fees (2)	$ None	$ None
All Other Fees	None	None

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

Item 15. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010.	S-1	12/08/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/2013

3.4	By-laws	S-1	12/08/2010

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	1/24/2013

31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	Taxonomy Extension Presentation Linkbase

* Filed with this Form 10-K

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: January 14, 2015
	By:	/s/ BRIAN CONWAY
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN CONWAY	President, Director, Secretary, Chief Financial Officer and Chief Executive Officer	Date: January 14, 2015
Brian Conway	(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)