Form 10-Q
period 2014-12-31
LIBERATED ENERGY, INC.
filed 2015-02-24
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-171046

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

2 Coleman Court
Southampton, New Jersey	08088
(Address of principal executive offices)	(Zip Code)

(845) 610-3817
(Registrant's telephone number including area code)

109 Burtons Road Marlton, New Jersey 08053
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 143,157,837 shares of common stock issued and outstanding as of February 24, 2015.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our September 30, 2014 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

LIBERATED ENERGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONTENTS

Balance Sheets as of December 31, 2014 (Unaudited) and September 30, 2014 (Audited)	Page 6

Statements of Operations for the three months ended December 31, 2014 (unaudited) and for the cumulative period from January 19, 2013 (Inception) to December 31, 2014 (Unaudited)	7

Statements of Cash Flows for the three months ended December 31, 2014 (unaudited) and for the cumulative period from January 19, 2013 (Inception) to December 31, 2014 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
BALANCE SHEET

	December 31, 2014	September 30, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$3,453	$162,354
Prepaid expenses	$5,000	$5,000
Inventory	$40,861	$40,861
Total Current Assets	$49,314	$208,215

OTHER ASSESTS:
Deferred financing cost	$25,042	$25,042
Loans to Stockholders	$9,701	$9,701
Patent	$2,000	$2,000
Total Other Assets	$36,743	$36,743

TOTAL ASSETS	$86,057	$244,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,445	$152,445
Unearned income	$43,565	$43,565
Convertible note payable	$390,836	$316,066
Total Current Liabilities	$586,846	$512,076

TOTAL LIABILITIES	$586,846	$512,076

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	$-	$-
Common Stock:
250,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 72,000,000 at September 30, 2013 and
93,422,721 at December 31, 2014	$103,953	$93,423
Additional paid-in-capital	$202,376	$188,176
Deficit accumulated during the development stage	$(733,493)	$(475,092)
Accumulated deficit from discontinued operations	$(73,625)	$(73,625)
TOTAL STOCKHOLDERS' DEFICIT	$(500,789)	$(267,118)

TOTAL LIABILITIES AND EQUITY	$86,057	$244,958

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
	For the three Months Ended		from January 19, 2013
	December 31,		(Date of Inception)
	2014	2013	to December 31, 2014
Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-

Gross Profit	$-	$-	$-

Operating Expenses
General and Administrative Expenses	$258,403	$72,825	$694,807

Operating Loss	$(258,403)	$(72,825)	$(694,807)

Other Income (Expense):
Interest Income	$2	$-	$22
Interest and Financing expenses	$-	$-	$(38,708)
Total OtherIncome ( Expense)	$2	$-	$(38,686)

Net loss from continuing operations before taxes	$(258,401)	$(72,825)	$(733,493)

Provisions for income taxes	$-	$-	$-

Net loss from continuing operations	$(258,401)	$(72,825)	$(733,493)

Income (loss) from discontinued operations, net of taxes	$-	$-	$91,123

Net Loss	$(258,401)	$(72,825)	$(642,370)

Loss per Share, Basic & Dilutive	$-	$-

Weighted Average Shares Outstanding	96,355,753	72,000,000

The accompanying notes are an integral part of these financial statements.

Table of Content
LIBERATED ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			January 19, 2013
	For the three Months Ended		Date of Inception to
	December 31,		Develoment Stage) to
	2014	2013	to December 31, 2014
OPERATING ACTIVITIES:
Net Loss	$(258,401)	$(72,825)	$(642,370)
Plus (income) loss from discontinued operations, net of taxes	$-	$-	$(91,123)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based compensation expense	$-	$-	$5,000
Non-cash portion of share based service expenses	$-	$-	$8,040
Amortization of debt discount and financing cost	$-	$-	$38,708
Amortization Expense	$-	$-	$50
Inventory	$-	$-	$40,861
Prepaid expenses	$-	$-	$(5,000)
Unearned Income	$-	$30,000	$(43,565)
Accrued expense payable	$-	$-	$(152,445)
Net cash used in operating activties - continued operations	$(258,401)	$(42,825)	$(841,844)
Net cash provided by (used in) operating activity - discontinued operations	$-	$-	$84,873
Net cash provided by (used in) operating activities - continuing operations	$(258,401)	$(42,825)	$(756,971)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock warrants	$-	$-	$12,000
Proceeds from issuance of convertible note	$99,500	$-	$439,249
Stockholder loan	$-	$78,250	$(9,701)
Net cash provided by financing activities - continued operations	$99,500	$78,250	$441,548
Net cash provided by (used in) financing activities - discontinued operations	$-	$-	$(88,737)
Net cash provided by (used in) financing activities	$99,500	$78,250	$352,811

Effect of Exchange Rate on Cash	$-	$-	$(40)

Net increase (decrease) in cash and cash equivalents	$(158,901)	$35,425	$(404,200)
Cash and cash equivalents at Beginning of the Period	$162,354	$44,684	$407,653
Cash and cash equivalents at End of Period	$3,453	$80,109	$3,453

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

The principal executive office is located at 2 Coleman Court, Southampton, New Jersey 08088.

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
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Net Loss per Common Share (continued)

As of March 31, 2013 and 2012, the Company only issued one type of shares, i.e., common shares only. There is no effect on the diluted loss per share for the stock warrants since the common stock equivalents are anti-dilutive.  Dilutive average shares outstanding as of December 31, 2014 and 2013 are as follows:

	For the Three Months Ended
	December 31,
	2014	2013
Weighted Average Shares Outstanding
Common Stock	96,355,753	72,000,000
Convertible Note Payable	22,280,109	2,564,102
Dilutive Average Shares Outstanding	118,635,,862	74,564,102

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment for financial reporting purposes is provided using the straight-line method over their respective estimated useful lives of the assets.  As of December 31, 2014 and 2013, there was no property and equipment on the Company’s balance sheets.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately $-0- and $-0- for the quarter ended December 31, 2014 and 2013.

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

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  The Company had incurred $0 research and development costs for the quarter ended December 31, 2014 and $3,523 from January 19, 2013 (date of inception of the development stage) through December 31, 2014. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve its business goals and objectives.

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

Subsequent Events

The Company has evaluated subsequent events through February 24, 2014, the date the financial statements were available to be issued.

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

Note 4 – Commitments and Contingencies

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

Note 5 – stockholders’ Equity

Preferred Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 5 – stockholders’ Equity (Continued)

Common Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

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

Treasury Stock

As of December 31, 2014, there are 25,641,941 of common stock included in treasury.

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

Table of Content
LIBERATED ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as ofDecember 31, 2014 is presented below:

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

BASIS OF PRESENTATION

The unaudited financial statements of Liberated Energy, Inc. formerly Mega World Food Holding Company, a Nevada corporation (“Liberated”, “Mega World.”, “the Company”, “our”, or “we”) for the period ended December 31, 2014, should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

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

Table of Content

Results of Operations for the three months ended December 31, 2014 compared to the three months ended December 31, 2013

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Revenues werec $0 for the three months ended December 31, 2013 and  for the three months ended December 31, 2014.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the three months ended December 31, 2013 and December 31, 2014.  The Company did not atribute any costs to the production of the GuardLight as of that date.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $185,578, from $72,825 in the three months ended December 31, 2013 to $258,403 in the three months ended December 31, 2014.

Net loss per share was $0.00 for the three months ended December 31, 2013 and $0.00 for the three months ended December 31, 2014. The weighted average shares outstanding were 72,000,000 for the three months ended December 31, 2013 and 96,355,753 for the three months ended December 31, 2014.

As of December 31, 2014, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $72,825  for the three months ended December 31, 2013 as compared to a net loss of $258,401 for the three months ended December 31, 2014.

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

Table of Content

Net cash provided in operating activities was $(258,401) during the three-month period ended December 31, 2014.

Net cash provided by investing activities was $0 during the three-month period ended December 31, 2014.

Net cash provided by financing activities was $99,501 during the three-month period ended December 31, 2014.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses, and current shareholders' deficit, our independent auditor included an explanatory paragraph regarding concerns about out ability to continue as a going concern in his report on our annual financial statements for the year ended September 31, 2014.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.

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

Preferred Stock

Liberated Energy, Inc. is authorized to issue 10,000,000 shares of preferred stock, with par value of $0.001 per share. As ofDecember 31, 2014, there were no shares of preferred stock outstanding.

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

ITEM 4.           CONTROLS AND PROCEDURES

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2014.

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

Table of Content

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second quarter ended December 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has no outstanding Senior Securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

Table of Content

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/8/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated January 25, 2013	8-K	2/7/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated January 26, 2013	8-K	2/7/2013

3.4	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated March 17, 2014	8-K	3/18/2014

3.5	By-laws	S-1	12/8/2010

10.1	Patent Acquisition Agreement dated January 19, 2013	8-K	1/24/2013

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	Interactive Data Files for Liberated Energy, Inc. 10Q for the Period Ended December 31, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition LinkbaseDocument

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

Reports on Form 8-K

Description	Form	Filing Date

Item 5.02 - Change in Management	8-K	October 7, 2014

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: February 24, 2015
	By:	/s/ BRIAN CONWAY
Brian Conway
President, Director, Chief Executive Officer & Chief Financial Officer
(Principal Executive and Financial Officer)