Form 10-Q
period 2015-03-31
LIBERATED ENERGY, INC.
filed 2015-05-20
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 331,539,081 shares of common stock issued and outstanding as of May 19, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

LIBERATED ENERGY, INC

BALANCESHEETS

(Unaudited)

	March 31,	September 30,
	2015	2014
ASSETS

Current assets
Cash	$12,065	$162,354
Inventory	40,861	40,861
Prepaid expense	—	5,000
Total current assets	52,926	208,215
Other assets
Loans to stockholders	—	9,701
Patent	—	2,000
Deferred financing costs	—	25,042

Total assets	$52,926	$244,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$146,945	$152,445
Deferred revenue	43,565	43,565
Advance- related party	4,000
Convertible notes payable	400,679	316,066
Total liabilities	595,189	512,076

Stockholders’ deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	—
Common stock, par value $0.001, authorized 900,000,000, issued and outstanding 169,563,725 and 93,422,721as of March 31, 2015 and September 30, 2014, respectively	169,564	93,423
Additional paid-in capital	391,572	188,176
Accumulated deficit	(1,113,398)	(548,717)
Total stockholders’ deficit	(542,262)	(267,118)

Total liabilities and stockholders’ equity(deficit)	$52,926	$244,958

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended March 31,		Ended January 31
	2015	2014	2015	2014
Revenue	$—	$39,000	$—	$39,000

Operating expenses:
Selling, general and administrative expenses	264,537	55,289	522,938	140,114
Loss from operations	(264,537)	(16,289)	(522,938)	(101,114)

Other Income(expense)
Other expense	(41,743)	—	(41,743)	—
Total other expense	(41,743)	—	(41,743)	—

Net loss	(306,280)	(16,289)	(564,681)	(101,114)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	134,752,373	72,112,622	152,330,210	72,056,311

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended January 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(564,681)	$(101,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of assets	11,701	—
Stock based compensation	158,650	—
Changes in operating assets and liabilities:
Accounts receivable	—	(19,500)
Prepaid	5,000	—
Accounts payable and accrued expense	19,543	20,000
Net cash used in operating activities	(369,789)	(100,614)

Cash Flows From Financing Activities:
Repayment of loan from related party	—	(38,000)
Borrowings on convertible notes	215,500	182,000
Loan from stockholder	4,000	63,250
Net cash provided by financing activities	219,500	207,250

Net change in cash	(150,289)	106,636
Cash at beginning of period	162,354	44,684
Cash at end of period	$12,065	$151,320

Non-Cash Transactions
Payment of accounts payable by third party	$—	$3,700
Common stock issued for convertible debt conversion	$130,887	$57,417

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

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

On February 4, 2015 the Company increased their number of authorized preferred shares from 10,000,000 to 100,000,000 and authorized common shares from 250,000,000 to 900,000,000.

Bases of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report filed with the SEC for year end September 30, 2014.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

LIBERATED ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $542,263 and an accumulated deficit of $1,113,398, as of March 31, 2015. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LIBERATED ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Revenue and Cost Recognition

The Company has generated no revenues during the six months period ended March 31, 2015 and $39,000 for the same period in 2014. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

NOTE 4 – RELATED PARTY

On February 4, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

During March , 2015 an officer and director of the Company advanced the Company $4,000 for payment of accounts payable. The advance is non interest bearing and is due on demand.

LIBERATED ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - EQUITY

On January 6, 2015 the Company issued 15,240,000 shares of common stock with a value of $148,650 for service.

On February 4, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

During the Quarter ended March 31, 2015 the Company issued 50,371,144 shares of commons stock with a value of $106,157 for the conversion of convertible debt.

NOTE 6 – CONVERTIBLE DEBT

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

LIBERATED ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT (Continued)

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

On January 11, 2015 the Company issued a convertible note for $59,000 Justin Keener

On March 4, 2015 the Company issued a convertible note of $27,000 to Justin Keener

On March 27, 2015 the Company issued a convertible note for $30,000 to Naidich Warman, LLP

NOTE 7 - SUBSEQUENT EVENTS

From April 1, 2015 to date, Company issued 161,975,356 shares of common stock with a value of $125,954 for the conversion of debt

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 4, 2015 the Company increased their number of authorized preferred shares from 10,000,000 to 100,000,000 and authorized common shares from 250,000,000 to 900,000,000.

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

Results of Operations for the three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014

Revenue

During the three and six months ended March 31, 2015 the Company had no revenue compared to $39,000 during the same period in 2014.

Operation and Administrative Expenses

During the three and six months for the period ended March 31, 2015 the Company incurred general and administrative expense of $264,537 and $522,938 compared to $55,289 and $140,114 in the same period in 2014. Stock based compensation in 2015 of $148,650 contributed to the larger loss in 2015 verses 2014.

Net Loss

The net loss for the three and six month’s period ended March 31, 2015 was $306,280 and $564,681 compared to $16,289 and $101,114 for the same periods in 2014. The sales and lower G&A in 2014 resulted in lower losses in 2014 versus the same periods in 2015.

Liquidity and Capital Resources

The Company has current assets of $52,926 and current liabilities of $595,189 resulting in negative working capital of $542,263. This compares to negative working capital of $303,861 for the period ended March 31, 2014. The increase in negative working capital from 2014 to 2015 was $238,402 or 78%.

Funds used in operating activities was $369,789 for the six months ended March 31, 2015 compared to funds used of $100,614 for the same period in 2014. The larger loss in 2015 was the major contributor to the increase in funds used in 2015 over 2014.

Fund provided by financing activities for the six months period ended March 31, 2015 was $219,500 compared to $207,250 for the same period in 2014. The Company issued convertible debt of $215,500 for its financing activities in 2015 and issued $182,000 of convertible debt , received a loan form a shareholder of $63,250 and repaid a related party $38,000 in the same period in 2014.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO /CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2015 the Company issued 15,240,000 shares of common stock with a value of $148,650 for service.

During the Quarter ended March 31, 2015 the Company issued 50,371,144 shares of commons stock with a value of $106,157 for the conversion of convertible debt.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 20, 2015	LIBERATED ENERGY, INC By: /s/ Brian Conway Brian Conway President Chief Executive Officer Principal Financial and Accounting Officer