Form 10-K/A
period 2012-09-30
LIBERATED ENERGY, INC.
filed 2015-06-08
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-55177
LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-4715504
(I.R.S. Employer Identification No.)

2 Coleman Court
Southampton, New Jersey   08088
(Address of principal executive offices, including zip code.)

(845) 610-3817
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☐      NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – March 31, 2012: $0.00. (Stock had not commenced trading)

As of December 1, 2012, 25,000,000 shares of the registrant's common stock were outstanding.

Reason for this Amendment

We are filing this second amendment to our Form 10-K registration statement for the period ending September 30, 2012, to remove reference in Part I, Item 1 to the statement we are a shell company.  We are not now nor have we ever been a "shell company" as that term is defined in Reg. 405 of the Securities Act of 1933, as amended.  Only Item 1 of Part I is being amended.  Item 1 of Part I is being amended in its entirety.

Part I

Item 1.  Business

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

These food products are produced in China by Lin'an Fengye Food Co., Ltd. ("Lin'an Fengye" or "Supplier").  It was established in 2006 specializing in the growing and processing of frozen vegetables, and is located Maoli Village, Longgang Town, Lin'an City, Zhejiang Province.  On August, 1, 2010, Mega World Limited signed a ten year distribution agreement with Lin'an Fengye.  Lin'an Fengye is a Chinese vegetable processing company owned 51% by Mr. Lingling Wang, our chairman.  Lin'an Fengye is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products produced and supplied by entities other than the Supplier.

The prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be the same price as Supplier charges other non-affiliated third party distributors or other sales made on a wholesale basis as modified from time to time in Supplier's discretion but only if the same modification is made for other non-affiliated third party distributors or wholesale purchasers. Supplier has further agreed that it will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the Products.

Since inception, we have generated an aggregate of $20,000 of revenues from the sale of frozen vegetables.

We are currently assessing all possible alternatives to increase the Company's revenues in future periods which may result in modification to our current business plan.  However, we currently have no binding contract, agreement or commitment in that respect.

Research and Development

We have not incurred research and development expenses in the last two fiscal years.

Our Intellectual Property

We have no intellectual property.

Our Employees

Our only employees are our management.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

PART IV

Item 15.	Exhibits and Financial Statement Schedules .

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act OF 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of June, 2015.

LIBERATED ENERGY, INC.

BY:	BRIAN CONWAY
Brian Conway
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

BRIAN CONWAY	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer,	June 5, 2015
Brian Conway	and a member of the Board of Directors

JAY SILVERMAN	Director	June 5, 2015
Jay Silverman

	Director	June 5, 2015
Kim O'Brien

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓