Form 10-Q
period 2015-06-30
LIBERATED ENERGY, INC.
filed 2015-08-19
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,290,300,388 shares of common stock issued and outstanding as of August 18, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as "may," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I:   FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

LIBERATED ENERGY, INC
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2015	2014
ASSETS

Current assets
Cash	$2,447	$162,354
Inventory	23,880	40,861
Prepaid expense	-	5,000
Total current assets	26,327	208,215
Other assets
Loans to stockholders	--	9,701
Patent	--	2,000
Deferred financing costs	--	25,042

Total assets	$26,327	$244,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$136,222	$152,445
Deferred revenue	--	43,565
Advance- related party	4,000	--
Convertible notes payable	194,185	316,066
Total liabilities	334,407	512,076

Stockholders' deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	--
Common stock, par value $0.001, authorized 900,000,000, issued and outstanding 792,834,268 and 93,422,721as of June 30, 2015 and September 30, 2014, respectively	792,834	93,423
Additional paid-in capital	49,795	188,176
Accumulated deficit	(1,160,709)	(548,717)
Total stockholders' deficit	(308,080)	(267,118)

Total liabilities and stockholders' equity(deficit)	$26,327	$244,958

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30
	2015	2014	2015	2014

Revenue	$62,132	$--	$62,132	$39,000
Cost of goods sold	16,981	--	16,981	--
Gross profit	45,151	--	45,151	--

Operating expenses:
Selling, general and administrative expenses	80,185	58,392	603,123	186,506
Loss from operations	(35,034)	(58,392)	(557,972)	(147,506)

Other Income(expense)
Other income	--	60	--	60
Other expense	(4,867)	--	(54,020)	(700)
Total other expense	(4,867)	60	(54,020)	(640)

Net loss	(39,901)	(58,332)	(611,992)	(148,146)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	369,528,458	72,112,622	174,356,019	72,056,311

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(611,992)	$(159,446)
Adjustments to reconcile net loss to
net cash used in operating activities:
Write down of assets	11,701	--
Stock based compensation	158,650	--
Changes in operating assets and liabilities:
Accounts receivable		(19,500)
Inventory	16,981	(25,233)
Accounts payable and accrued expense	8,818	7,000
Prepaid	5,000	--
Deferred revenue	(43,565)	--
Loan from shareholders	--	50,370
Net cash used in operating activities	(454,407)	(146,809)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	--	122,417
Proceeds from issuance of convertible debt	290,500	195,583
Loan to consultant	4,000	(15,500)
Net cash provided by financing activities	294,500	302,500

Net change in cash	(159,907)	155,691
Cash at beginning of period	162,354	44,684
Cash at end of period	$2,447	$200,375

Non-Cash Transactions
Payment of accounts payable by third party	$--	$--
Common stock issued for convertible debt conversion	$412,380	$--

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

Liberated Energy, Inc. (the "Company"), formerly known as Mega World Food Holdings Company is a Nevada corporation formed on September 14, 2010.

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

On January 19, 2013, the Company disposed of its wholly-owned subsidiary, Mega World Food Limited (HK).  Mega World Food Limited (HK) was incorporated on June 24, 2010 and was in the business of selling frozen vegetables in all areas of the world except China.  From inception, Mega World Food Limited (HK) only incurred setting up, formation or organization activities.  Upon disposal, the Company ceased these operations and accordingly, the Company's financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as "discontinued operations."

Effective January 19, 2013, the Company's business is the sale of alternative energy products and services.

On February 4, 2015 the Company increased their number of authorized preferred shares from 10,000,000 to 100,000,000 and authorized common shares from 250,000,000 to 900,000,000.

Bases of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2014 Annual Report filed with the SEC for yearend September 30, 2014.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $308,080 and an accumulated deficit of $1,160,709 as of June 30, 2015. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, other assets and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their current maturity.

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

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10"), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock awards. We estimate the fair value of stock using the stock price on date of the approval of the award. The fair value is then expensed over the requisite service periods of the awards, which is generally the date at which the counterparty's performance is complete and the related amount recognized in our statements of operations.

Revenue and Cost Recognition

The Company has generated $62,132 in revenues during the nine months period ended June 30, 2015 and $39,000 for the same period in 2014. It is the Company's policy that revenue from product sales or services will be recognized in accordance with ASC 605 "Revenue Recognition". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Income Taxes

The Company utilizes ASC 740 "Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to the recognition of debt costs and stock based compensation expense. The adoption of ASC 740-10 did not have a material impact on the Company's results of operations or financial condition.

NOTE 3 – RELATED PARTY

On February 4, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

In March, 2015 an officer and director of the Company advanced the Company $4,000 for payment of accounts payable.  The advance is non-interest bearing and is due on demand.

NOTE 4 - EQUITY

On January 6, 2015 the Company issued 15,240,000 shares of common stock with a value of $148,650 for service.

On February 4, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

During the nine months ended June 30, 2015 the Company issued 643,641,650 shares of commons stock with a value of $364,275 for the conversion of convertible debt.

NOTE 5 – CONVERTIBLE DEBT

On October 8, 2014, JSJ provided $60,000 to the Company; the net proceeds the Company received from this offering were $55,000. The note is convertible at 50% of the lowest trading price of the Company's stock for the 20 days prior to conversion and provides for 12% interest and matures on April 8, 2015. As of June 30, 2015 the note was in default with a balance owing of $12,780

On April 20, 2015, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $31,500 with an interest rate of 8% per annum. The note matures on April 28, 2016.  The note is convertible by the holder at a discount of 52% of the lowest trading price of the Company's stock for the 18 days prior to the conversion as of June 30, 2015 the outstanding balance of the note was $22,000.

 On April 28, 2015, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $22,000 with an interest rate of 8% per annum. The note matures on April 28, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 18 days prior to the conversion as of June 30, 2015 the outstanding balance of the note was $31,500.

On March 12, 2015, the Company issued a Convertible Note to VIS VIRES Group Inc for $33,000 with an interest rate of 8% per annum. The notes mature on December 16, 2015.  The note is convertible by the holder at a discount of 39% of the three lowest trading prices during the 10 days prior to conversion. As of June 30, 2015 the outstanding principal balance was $33,000.

On April 28, 2015, the Company issued a Convertible Note to Service Trading Company, LLC (a partner of LG Capital) for $22,000. The note bears an interest rate of 8% and matures on April 28, 2016. The note is convertible by the holder at a discount of 52% of the lowest trading price during the 18 days previous to the conversion. As of June 30, 2015 the outstanding principal balances was $22,000.

On December 10, 2014, the Company issued a Convertible Note to KMB Capital for $64,000.  The note bears an interest rate of 8% and matures on September 12, 2015. The note is convertible to common stock at a discount of 39% of the lowest three trading price during the 10 days prior to conversion.AS of June 30, 2015 the outstanding principal balance was $64,000.

On October 13, 2013 the Company issued a convertible note to Catherine Evans for $75,000. The bears and interest rate of 4% and matures on April 6, 2016. The note is convertible at a discount of 15% of the average of the two lowest trading prices in the 10 days prior to conversion  As of June 30, 2015 the outstanding balance due on the note was $7,405.

NOTE 6 - SUBSEQUENT EVENTS

From July 1, 2015 through August 14, 2015 the Company issued 487,466,120 shares of common stock with a value of $104,460 for the conversion of convertible debt.

On August 4, 2015 the convertible note payable balance to KMB Capital was zero resulting from the conversion of the note to common stock.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

Results of Operations for the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014

Revenue

During the three and nine months ended June 30, 2015 the Company had 62,132 in revenue compared to $39,000 during the same period in 2014.

Operation and Administrative Expenses

During the three and nine months for the period ended June 30, 2015 the Company incurred general and administrative expense of $80,185 and $603,123 compared to $58,392 and $186,506 in the same period in 2014. Stock based compensation in 2015 of $158,650 contributed to the larger loss in 2015 verses 2014.

Net Loss

The net loss for the three and nine month's period ended June 30, 2015 was $39,901 and $611,992 compared to $58,332 and $148,146 for the same periods in 2014. The sales and lower G&A in 2014 resulted in lower losses in 2014 versus the same periods in 2015.

Liquidity and Capital Resources

The Company has current assets of $26,327 and current liabilities of $334,407 resulting in negative working capital of $308,080. This compares to negative working capital of $303,861 for the period ended June 30, 2014. The increase in negative working capital from 2014 to 2015 was $4,219 or 1%.

Funds used in operating activities was $454,407 for the nine months ended June 30, 2015 compared to funds used of $146,809 for the same period in 2014. The larger loss in 2015 was the major contributor to the increase in funds used in 2015 over 2014.

Fund provided by financing activities for the nine months period ended June 30, 2015 was $294,500 compared to $302,500 for the same period in 2014. The Company issued convertible debt of $290,500 for its financing activities in 2015 and issued $195,583 of convertible debt, issued stock for $122,417 and repaid a related party $15,500 in the same period in 2014.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO /CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

During the nine months ended June 30, 2015 the Company issued 643,641,650 shares of commons stock with a value of $364,275 for the conversion of convertible debt.

ITEM 3:	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

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

LIBERATED ENERGY, INC

Date: August 18, 2015	By:	/s/ BRIAN CONWAY
Brian Conway President Chief Executive Officer Principal Financial and Accounting Officer