Form 10-K
period 2015-09-30
LIBERATED ENERGY, INC.
filed 2016-01-13
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

Commission file number 000-55177

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

109 Burtons Road Marlton, New Jersey	08053
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (609) 707-1519

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes☐ No ☒

As of September 30, 2015, the last business day of the fiscal year, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $201,265 (based on a closing price of $0.0001 per share).

As of January 13, 2015 the registrant had 2,344,260,757 shares of common stock outstanding.

LIBERATED ENERGY, INC

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," and "Liberated" refer to Liberated Energy, a Nevada Corporation.

PART I

ITEM 1 - BUSINESS

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
•
HD WiFI Security Camera - Featuring two way streaming audio and HD video. The camera has infrared night vision and motion sensing technology. Alerts can be sent to the customer's Smart Phone, PC, Mac, or Tablet. Multiple cameras and users can be incorporated into the system.

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

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

ITEM 1A - RISK FACTORS

We are a smaller reporting company and are not required to include disclosure under this item.

ITEM 1B - UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to include disclosure under this item.

ITEM 2 - PROPERTIES

Our principal executive offices are located at 109 Burtons Road, Marlton, New Jersey 08053.  The office space is provided to us by our former Chief Executive Officer free of charge.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4- MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)            Market Information.

Our common stock is quoted on the OTC Markets - PINK.  We obtained our trading symbol which is LIBE.OB on February 15, 2013.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2015

First Quarter – October 1, 2014 – December 31, 2014	$0.064	$0.0061
Second Quarter – January 1, 2015 – March 31, 2015	$0.011	$0.0013
Third Quarter – April 1, 2015 – June 30, 2015	$0.013	$0.0005
Fourth Quarter – July 1, 2015 – September 30, 2015	$0.0006	$0.0001

	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2014

First Quarter – October 1, 2013 – December 31, 2013	$0.11	$0.110
Second Quarter – January 1, 2014 – March 31, 2014	$0.25	$0.21
Third Quarter – April 1, 2014 – June 30, 2014	$0.09	$0.07
Fourth Quarter – July 1, 2014 – September 30, 2014	$0.03	$0.02

(b)            Holders.

As of January 14, 2016 there were approximately 46 record holders of 2,344,260,757  shares of the Company's common stock.

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

(d)            Securities Authorized for Issuance Under Equity Compensation Plans.

We do not have any equity compensation plans.

(e)            Recent Sales of Unregistered Securities.

None

ITEM 6 - SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Information contained in this section reflects figures that are unaudited and may change subject to being audited.

We will amend this report upon receipt of audited financial statements.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our results, our intentions and strategies regarding future operations and transactions, our beliefs regarding the future success of our business, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our ability to expand into new geographic markets and music genres, our ability to acquire other operators and venues, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations.  These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.  See "Item 1A. Risk Factors" for a discussion of certain risks.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

ORGANIZATION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended September 30, 2015 and 2014 of Liberated Energy, Inc., a Nevada corporation ("Liberated" the "Company," "our," or "we"). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended September 30, 2014, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes sale of alternative energy devices.

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

Results of Operations

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

Revenue

Our revenues were $62,132 for the year ended September 30, 2015 compared to zero for September 30, 2014.

Direct Costs

Direct costs or cost of goods was $19,333 for the year ended September 30, 2015 compared to zero for September 30, 2014.

General and Administrative Expenses and Other

General and administrative costs for the year ended September 30, 2015 was $438,542 compared to $268,527 for the year ended September 30, 2014. Higher cost was attributable to high consulting fees in 2015 compared to 2014.

Other Income (Expense)

Other income and expense was $128,771 for the year ended September 30, 2015 compared to $38,291 for the year ended September 30, 2014.The higher amount in 2015 is directly attributed to debt settlement of $50,000 and impairment of assets totaling $41,743

Net Loss

The Company incurred a net loss of $524,514 for the year ended September 30, 2015 compared to a net loss of $306,291 for the year ended September 30, 2014. Higher general and administrative expense plus increased other expenses attributed to the higher loss in 2015 over 2014.

Financial Condition

Cash, Cash Flows and Working Capital

The Company had a cash balance of $16,921 and a working capital deficit of $356,698 at September 30. 2015 as compared to a net cash balance of $162,354 and a working capital deficit of $303,861 at September 30, 2014.   The decrease in working capital is primarily attributable loss in 2015 greater than the loss in 2014.

Operations used $471,869 of cash during 2015 as compared to $236,763 used during 2014. The change in operating cash flows during 2014 was principally attributable to increased losses in 2015 over 2014.

There was no investing activity during the years ended September 30, 2015 or 2014.

Financing activities provided cash flows of $326,463 during 2015 as compared to $354,433 during 2014.  Cash flows provided by financing activities during the 2015 period related to debt financing of $272,463 and sale of common stock of $50,000 and advances of $4,500 from related party. Cash provided in financing activities in 2014 is attributed to borrowings on debt of $387,750 warrant conversion of $7,000 offset by loan repayment to a related party of $40,317.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

We believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations going forward.  Except as described below regarding our line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Warrants

The Company issued warrants to purchase 5,825,000 shares of common stock on February 21, 2013 and March 11, 2013. During the year ended September 30, 2014, warrants to acquire 34,000 shares of common stock were converted to common stock. The balance of the warrants to acquire 5,791,000 shares of common stock expired as of March 11, 2015.

Convertible Notes

On September 4, 2013, the Company issued a Convertible Note (the "Note") to JMJ Financial ("JMJ") providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the "JMJ Note"). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000. . On December 10, 2013, JMJ provided $25,000 to the Company; the net proceeds the Company received from this offering were $22,500. On April 18, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On June 23, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. As of September 30, 2015 the outstanding balance due was $37,333.33.

 On November 27, 2013, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") providing LG Capital with the ability to invest $25,000 which contains $4,000 in financing cost (the LG Capital "Note"). The transaction closed on November 27, 2013. LG Capital provided $25,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $21,000. As of September 30, 2015 the lance due on the note was zero.

On December 2, 2013, the Company issued a Convertible Note (the "Note") to GEL Properties, LLC ("GEL") providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL "Note"). The transaction closed on December 2, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750. As of September 30, 2015 the balance of the note was zero.

On March 14, 2014, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") providing LG Capital with the ability to invest $30,000 which contains $4,500 in financing costs (the LG Capital "Note"). The transaction closed on March 14, 2014. LG Capital provided $30,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $25,500. As of September 30, 2015 the balance of the note was zero.

On March 17, 2014, the Company issued a Convertible Note (the "Note") to UNION CAPITAL, LLC ("Union Capital") providing Union Capital with the ability to invest $30,000 which contains $4,500 in financing costs. The transaction closed on March 17, 2014. Union Capital provided $30,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $25,500.  As of September 30, 2015 the balance of the note was zero.

On March 18, 2014, we entered into a Master Convertible Note with Tonaquint, Inc., a Utah corporation in the amount of $85,000 and a subsequent note on May 22, 2014 in the amount of $27,000.  On October 12, 2015, we entered into a settlement agreement with Tonaquint, Inc.   Since then the foregoing were assigned by Tonaquint, Inc. to Careborn Capital.  and are presently indebted to Careborn Capital in the approximate amount of $80,000.00 which can be converted into shares of common stock based upon the conversion provisions of the foregoing notes and settlement agreement.

On March 19, 2014, the Company issued a Convertible Note (the "Note") to GEL Properties, LLC ("GEL") providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL "Note"). The transaction closed on March 19, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750. As of September 30, 2015 the balance of the note was zero.

On June 02, 2014, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") providing LG Capital with the ability to invest $25,000 which contains $4,000 in financing fees (the LG Capital "Note"). The transaction closed on June 02, 2014. LG Capital provided $25,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $21,000. As of September 30, 2015 the balance of the note was zero.

On July 14, 2014, the Company issued two Convertible Notes (the "Notes") to LG CAPITAL FUNDING, LLC ("LG Capital") providing LG Capital with the ability to invest up to $53,000 in aggregate. The transaction closed on July 14, 2014. LG Capital provided $26,500 on effective day, containing $4,000 in financing cost. The net proceeds the Company received from this offering were $22,500. As of September 30, 2015 the balance due on the note was zero.

On July 17, 2014, the Company issued two Convertible Notes (the "Notes") to UNION CAPITAL, LLC ("Union Capital") providing Union Capital with the ability to invest up to $50,000. The transaction closed on July 17, 2014. Union Capital provided $25,000 to the Company on effective day, containing $4,000 in legal fees. The net proceeds the Company received from this offering were $21,000. As of September 30, 2015 the balance due on the note was zero.

On October 8, 2014, JSJ provided $60,000 to the Company; the net proceeds the Company received from this offering were $55,000. The note is convertible at 50% of the lowest trading price of the Company's stock for the 20 days prior to conversion and provides for 12% interest and matures on April 8, 2015. As of September 30, 2015 the balance due on the note was $5,324.

On December 10, 2014, the Company issued a Convertible Note to KMB Capital for $64,000.  The note bears an interest rate of 8% and matures on September 12, 2015. The note is convertible to common stock at a discount of 39% of the lowest three trading price during the 10 days prior to conversion. As of September 30, 2015 the note was paid in full.

On March 12, 2015, the Company issued a Convertible Note to VIS VIRES Group Inc for $33,000 with an interest rate of 8% per annum. The notes mature on December 16, 2015.  The note is convertible by the holder at a discount of 39% of the three lowest trading prices during the 10 days prior to conversion. As of June 30, 2015 the outstanding principal balance was $33,000. As of September 30, 2015 the balance due on the note was zero.

On April 20, 2015, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $31,500 with an interest rate of 8% per annum. The note matures on April 28, 2016.  The note is convertible by the holder at a discount of 52% of the lowest trading price of the Company's stock for the 18 days prior to the conversion. AS of September 30, 2015 the outstanding balance due was $31,500.

On April 28, 2015, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $22,000 with an interest rate of 8% per annum. The note matures on April 28, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 18 days prior to the conversion. As of September 30, 2015 the outstanding balance of the note was zero.

On April 28, 2015, the Company issued a Convertible Note to Service Trading Company, LLC for $22,000. The note bears an interest rate of 8% and matures on April 28, 2016. The note is convertible by the holder at a discount of 52% of the lowest trading price during the 18 days previous to the conversion. As of September 30, 2015 the outstanding principal balances was $22,000.

On May 21, 2015 the Company issued a Convertible settlement note to GEL Properties for $50,000. The note was issued to settle claims by GEL pertaining to fees and interest they claimed as still due. The note Matures on May 21, 2016 bearing interest at 8% and is convertible to common stock of the company at a discount of 65% to the lowest closing bid price for the five days prior to conversion. As of September 30, 2015 the balance due on the note was $50,000.

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), to replace the $50,000 convertible note issued to Eastmore Capital The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion as of September 30, 2015 the outstanding balance of the note was $.35,774.92.

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), for a principle amount of $41,400 with an interest rate of 8% per annum. The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. As of September 30, 2015 the outstanding balance of the note was $.41,400.

On August 11, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion.  As of September 30, 2015 the outstanding balance of the note was $27,500.

On September 8, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,000 with an interest rate of 8% per annum. The note matures on September 8, 2016, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. As of September 30, 2015 the outstanding balance of the note was $27,000.

On February 2, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10,000 votes on all matters of the Company in which the shareholders can vote.

In March, 2015 an officer and director of the Company advanced the Company $4,000 for payment of accounts payable.  The advance is non-interest bearing and is due on demand.

On July 7, 2014 the Company issued, 5,000,000 shares to Brian Conway at par for officer compensation value of $ 5,000.

ITEM 7A - QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to include disclosure under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Discussion and Analysis and our audited financial statements have been omitted from this report for the reason that the foregoing have not been completed as of the date hereof.  Upon completion of the same, this report will be completed to include the omitted information.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer's lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

PART III

ITEM 10 - DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position with Liberated	Year First Became a Director
Brian Conway (1)	44	Chief Executive Officer, Chief Financial Officer and Director	2014
Jay Silverstein (2)	62	Director	2014
Kim O'Brien (3)	57	Director	2014

(1)	Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $6,000 per month as a consultant and received 5,000,000 shares of common stock.
(2)	Director as of October 1, 2014
(3)	Director as of October 1, 2014

Biographies

Brian P. Conway, the Chief Executive Officer, Chief Financial Officer and Chairman of the Board brings 20 years of proven success in marketing and business development for both private and publically traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street first as a co-founder of Waypoint Capital Partners. During this time he has overseen national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation's top public relations firms. Mr. Conway has been involved with Liberated Energy for the past year and is responsible for its current joint ventures and for bringing its flagship product the Guard Lite to the marketplace.  His relationships with investment bankers, non-dilutive financing, and public relations will be instrumental in moving Liberated Energy forward in the upcoming months.

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

Kim Thorne O'Brien, our Director, graduated from Ursinis College in 1980 with a B.S. in Health and Physical Education, minor in Biology, graduated from Temple University with an M.S.Ed in Exercise Physiology in 1981 and completed all Ph.D. work except dissertation in Cardiovascular Physiology, a University Fellow.  From 1986 to 1995, Ms. O'Brien was Division Manager at Genentech, Inc.  From October 1995 to 2001, she was Regional Business Director, Northeast Region of MedImmune, Inc.  From 2001 to 2004, she was Vice President, Business Development & Marketing of AdvancedTraces, a company engaged in the development of supersensitive detection of biowarfare agents.  Since 2004, Ms. O'Brien has been President of Independence, Inc., a firm engaged in providing consulting services to start-up biotechnology companies (Diasome, Get Better Health, LifeCell Dx).

Code of Ethics

We do not currently have a Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

None of the officers, directors, or owners of 10% or more of our common stock have filed reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides summary information for the years ended September 30, 2013, 2014, and 2015 concerning cash and non-cash compensation paid or accrued by us to or on behalf of our officers and directors.

DIRECTORS AND OFFICERS COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Brian Conway Executive Officer	2015 2014 2013	129,700 84,000 --	- - -	- - -	60,000 100,000 --	- - -	- - -	-- -- --	189,700 184,000 --
Jay Silverman, Director	2015 2014 2013	-- --- --	- - -	- - -	25,000 -- -	- - -	- - -	- - -	25,000 -- --
Kim O'Brien, Director	2014 2013 2012	-- -- --	- - -	- - -	21,250 -- --	- - -	- - -	- - -	21,250 -- --
Frank Pringle	2015 2014 2013	-- -- --	- - -	- - -	-- -- -	- - -	- - -	- - -	-
Elyse Thompson	2015 2014 2013	8,000 48,000 --	- - -	- - -	- - -	- - -	- - -	- - -	8,000 - -

(1)
Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $12,000 per month as a consultant and received 12,000,000 shares of common stock and 10,000,000 preferred shares.

(2)	Director as of October 1, 2014
(3)	Director as of October 1, 2014
(4)	Chief Executive Officer and Director until October 1, 2014
(5)	Chief Financial Officer and Director until October 1, 2014

COMPENSATION AGREEMENTS

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

DIRECTOR COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors.

The following reflects compensation paid to memebers of our board of directors.

Director's Compensation Table
Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian Conway
Jay Silverman
Kim O'Brien

STOCK OPTION PLAN

The Company has no outstanding stock options.

WARRANTS

On March 11, 2013, the Company entered into a Common Warrant Agreement with Mr. Frank Pringle granting him the right to acquire 300,000 common shares of the Company on or before March 11, 2015 at $1.00 per share, and with Ms. Elyse Thompson granting her the right to acquire 200,000 common shares of the Company on or before March 11, 2015 at $1.00 per share. The warrants were not exercised and have expired.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 6, 2015 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after September 30, 2015 through the exercise of any stock option, warrant or other right, or the conversion of any security.  Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Brian Conway	12,000,000	0.01
Jay Silverman	2,500,000	0.00
Kim O' Brien	2,500,000	0.00
All directors and officers as a group		0.01

(1) Denotes officer or director.

On February 2, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10,000 votes on all matters of the Company in which the shareholders can vote.

In March, 2015 an officer and director of the Company advanced the Company $4,000 for payment of accounts payable.  The advance is non-interest bearing and is due on demand.

On July 7, 2014 the Company issued, 5,000,000 shares to Brian Conway at par for officer compensation value of $ 5,000.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.001. On February__, 2015 the Company issued 10,000,000 shares of preferred stock to an officer and director of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Enterprise CPA, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 2015	FISCAL YEAR 2014
Audit Fees (1)	$	$5,250
Tax Fees (2)	$None	$None
All Other Fees	None	None

PART IV

ITEM 15 - EXHIBITS

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
Date: January 13, 2015
	By:	/s/ BRIAN CONWAY
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN CONWAY	President, Director, Secretary, Chief Financial Officer and	Date: January 13, 2015
Brian Conway	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

/s/ JAY SILVERMAN	Director	Date: January 13, 2015
Jay Silverman

/s/ KIM O'BRIEN	Director	Date: January 13, 2015
Kim O'Brien