Form 10-K/A
period 2015-09-30
LIBERATED ENERGY, INC.
filed 2016-02-12
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

Commission file number 000-55177

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

15 Elvis Boulevard Chester, New York	10918
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (845) 610-3817

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

As of February 12, 2016 the registrant had 2,344,260,757 shares of common stock outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the period ended September 30, 2015 is to furnish the audit and Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

PART  I

ITEM 1.                          BUSINESS

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

ITEM 1A.                    RISK FACTORS

We are a smaller reporting Company and are not required to include disclosures under this item.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to include disclosure under this item.

ITEM 2.                          PROPERTIES

Our principal executive offices are located at 15 Elvis Boulevard, Chester, New York 10918.  The office space is provided to us by our former Chief Executive Officer free of charge.

ITEM 3.                          LEGAL PROCEEDINGS

None

ITEM 4.                          MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)            Market Information.

Our common stock is quoted on the OTC Markets- Pink Sheet.  We obtained our trading symbol which is LIBE.OB on February 15, 2013.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

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

(d)            Securities Authorized for Issuance Under Equity Compensation Plans.

We do not have  equity compensation plans.

(e)            Recent Sales of Unregistered Securities.

None

ITEM 6.                          SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General and Administrative Expenses and Other

General and administrative costs for the year ended September 30, 2015 was $439,043 compared to $268,527 for the year ended September 30, 2014. Higher cost was attributable to high consulting fees in 2015 compared to 2014.

Other Income (Expense)

Other income and expense was $138,271 for the year ended September 30, 2015 compared to $38,291 for the year ended September30, 2014.The higher amount in 2015 is directly attributed to debt settlement of $35,502 and impairment of assets totaling $41,743 plus interest expense of $61,026

Net Loss

The Company incurred a net loss of $534,515 for the year ended September 30, 2015 compared to a net loss of $306,291 for the year ended September 30, 2014. Higher general and administrative expense plus increased other expenses attributed to the higher loss in 2015 over 2014.

Financial Condition

Cash, Cash Flows and Working Capital

The Company had a cash balance of $16,921 and a working capital deficit of $266,699 at September 30. 2015 as compared to a net cash balance of $162,354 and a working capital deficit of $303,861 at September 30, 2014. The decrease in working capital is primarily attributable loss in 2015 greater than the loss in 2014.

Operations used $441,895 of cash during 2015 as compared to $236,763 used during 2014. The change in operating cash flows during 2014 was principally attributable to increased losses in 2015 over 2014.

There was no investing activity during the years ended September 30, 2015 or in 2014.

Financing activities provided cash flows of $296,462 during 2015 as compared to $354,433 during 2014.  Cash flows provided by financing activities during the 2015 period related to debt financing of $246,462 and sale of common stock of $50,000. Cash provided in financing activities in 2014 is attributed to borrowings on debt of $387,750 warrant conversion of $7,000 offset by loan repayment to a related party of $40,317.

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

Warrants

The Company issued an warrants to purchase 5,825,000 shares of common stock on February 21, 2013 and March 11, 2013. During the year ended September 30, 2014 34,000 warrants were converted to common stock. The balance of the warrants 5,791,000 expired as of March 11, 2015.

Convertible Notes

On September 4, 2013, the Company issued a Convertible Note (the "Note") to JMJ Financial ("JMJ") providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the "JMJ Note"). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000. . On December 10, 2013, JMJ provided $25,000 to the Company; the net proceeds the Company received from this offering were $22,500. On April 18, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On June 23, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. As of September 30, 2015 the outstanding balance due was $22,835.

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

On October 8, 2014, JSJ provided $60,000 to the Company; the net proceeds the Company received from this offering were $55,000. The note is convertible at 50% of the lowest trading price of the Company's stock for the 20 days prior to conversion and provides for 12% interest and matures on April 8, 2015. As of September 30, 2015 the balance due on the note was $9,795.

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

As of September 30, 2015 the outstanding aggregate balance of all notes due to LG Capital Funding, LLC is $159,115.

ITEM 7A.                          QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company and are not required to include disclosures under this item

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are audited and appear immediately after the signature page of this report.  See "Index to Financial Statements" on page F-1 of this report.

Financials Table of Contents

Independent Registered Public Accounting Firm's Auditor's Report on the Financial Statements

Board of Directors and Shareholders
Liberated Energy, Inc.

We have audited the accompanying balance sheets of Liberated Energy, Inc. (the "Company"), as of September 30, 2015, and 2014, and the related statements of operation, shareholders' equity, and cash flows for year ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above, present fairly, in all material respects, the financial position of Liberated Energy, Inc. as of September 30, 2015, 2014, and the results of its operations and their cash flows for years ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The Company's lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd

Enterprise CPAs, Ltd.
Chicago, IL
February 12, 2016

Financials Table of Contents

LIBERTY ENERGY, INC
BALANCE SHEET

	September 30,
	2015	30, 2014
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$16,921	$162,354
Prepaid expenses	--	5,000
Inventory	23,880	40,861
Total Current Assets	40,801	208,215

OTHER ASSESTS:
Deferred financing cost		25,042
Loans to Stockholders	--	9,701
Patent		2,000
Total Other Assets	--	36,743

TOTAL ASSETS	$40,801	$244,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$35,754	$152,445
Unearned income	--	43,565
Convertible note payable	271,746	316,066
Note payable	50,000	--
Stock payable	50,000	--
Total Current Liabilities	407,500	512,076

TOTAL LIABILITIES	$407,500	$512,076

STOCKHOLDERS EQUITY
Preferred Stock: 10,000,000 shares authorized par value $0.001 per share; 10,000,000 and none issued and outstanding, respectively	10,000	--
Common Stock: 10,000,000,000 shares authorized par value $0.001 per share; issued and outstanding, 2,029,651,437 at September 30, 2015 and 93,422,721 at September 30, 2014	2,029,651	93,423
Additional paid-in-capital	(1,323,118)	188,176
Accumulated deficit	(1,083,232)	(548,717)
TOTAL STOCKHOLDERS' DEFICIT	$(366,698)	$(267,118)

TOTAL LIABILITIES AND EQUITY	$40,801	$244,958

The accompanying notes are an integral part of these statements.

Financials Table of Contents

LIBERATED ENERGY, INC
STATEMENT OF OPERATIONS

	2015	2014
Revenues	$62,132	$-
Cost of Goods Sold	19,333	-

Gross Profit	42,799	-

Operating Expenses
General and Administrative Expenses	439,043	268,527

Operating loss	(396,244)	(268,527)

Other Income (Expense):
Interest income	--	20
Interest expenses	61,026	38,291
Debt settlement	35,502	--
Impairment of assets	41,743	--
Total other expense	(138,271)	(38,291)

Net loss	$(534,515)	$(306,798)

Loss per Share, Basic & Dilutive	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	566,681,940	93,422,721

The accompanying notes are an integral part of these statements.

Financials Table of Contents

LIBERTY ENERGY, INC
STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEARS ENDED SEPTEMBER 30, 2015 AND 2014

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2013	72,000,000	$72,000			$9,125	$(241,919)	(160,794)

Common stock issued for debt conversion	16,388,721	16,389			172,085		188,474
Common stock issued for warrants	34,000	34			6,966		7,000
Common stock issued for service	5,000,000	5,000			--		5,000

Net loss						(306,798)	(306,798)

Balance at September 30, 2014	93,422,721	93,423			188,176	(548,717)	(267,118)

Common stock issued for accrued liabilities	30,000,000	30,000			97,968		127,968
Common stock issued for debt	1,890,988,716	1,890,989			(1,662,672)		338,317
Common stock issued for service- related party	5,000,000	5,000			45,000		50,000
Common stock issued for service	10,240,000	10,240			88,410		98,650
Preferred shares issued for service			10,000,000	10,000			10,000
Debt not recorded in previous year					(80,000)		(80,000)

Net loss						(534,515)	(5,34,515)

Balance at September 30, 2015	2,029,651,437	$2,029,652	10,000,000	$10,000	$(1,323,118)	$(1,083,232)	$(366,698)

The accompanying notes are an integral part of these statements.

Financials Table of Contents

LIBERATED ENERGY, INC
STATEMENTS OF CASH FLOWS
FOR YEARS ENDED SEPTEMBER 30,

	2015	2014
OPERATING ACTIVITIES:
Net Loss	$(534,515)	$(306,798)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	--	500
Stock issued for service expense	158,650	13,040
Debt settlement	35,502
Impairment of assets	41,743	--
Amortization of debt discount and finance charges	--	38,291
Changes in operating assets and liabilities
Inventory	16,981	(40,861)
Prepaid expenses	--	5,000
Deferred revenue	(43,565)	43,565
Accounts payable and accrued expense	(116,691)	10,500
Net cash used in operating activities	(441,895)	(236,763)

FINANCING ACTIVITIES:
Sale of common stock	50,000	--
Proceeds from issuance of common stock warrants	--	7,000
Proceeds from issuance of convertible note	246,462	387,750
Loan – related party	--	(40,317)
Net cash provided by financing activities	296,462	354,433

Net increase (decrease) in cash and cash equivalents	(145,433)	117,670
Cash and cash equivalents at Beginning of the Period	162,354	44,684
Cash and cash equivalents at End of Period	$16,921	$162,354

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for convertible debt	$356,284	$446,500
Less original issue discount	$--	$(58,750)
Proceeds from convertible note payable	$--	$387,750

The accompanying notes are an integral part of these statements.

Financials Table of Contents

LIBERATED ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

Note 1 - Nature of Operations

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

Financials Table of Contents

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

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of acquired customer and vendor databases and are carried at cost, less accumulated amortization.

Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately zero and $ 5,000 for the years ended September 30, 2015 and 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

Inventory

Inventories are stated at the cost of goods. There are $23,880 and $40,861 inventory in stock in September 30, 2015 and 2014 respectively.

Financials Table of Contents

Revenue and Cost Recognition

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

Note 3 – Going Concern Matters

As shown in the accompanying financial statements, the Company has a net loss of $534,515 for the year ended September 30, 2015.  As of September 30, 2015, the Company reported an accumulated deficit of $1,083,232, The Company's ability to generate continued positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 4 - Convertible Notes

On September 4, 2013, the Company issued a Convertible Note (the "Note") to JMJ Financial ("JMJ") providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the "JMJ Note"). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000. . On December 10, 2013, JMJ provided $25,000 to the Company; the net proceeds the Company received from this offering were $22,500. On April 18, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On June 23, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. As of September 30, 2015 the outstanding balance due was $22,835

On November 27, 2013, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") providing LG Capital with the ability to invest $25,000 which contains $4,000 in financing cost (the LG Capital "Note"). The transaction closed on November 27, 2013. LG Capital provided $25,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $21,000. As of September 30, 2015 the balance due on the note was zero

Financials Table of Contents

On December 2, 2013, the Company issued a Convertible Note (the "Note") to GEL Properties, LLC ("GEL") providing GEL with the ability to invest $35,000 which contains $5,250 in financing cost (the GEL "Note"). The transaction closed on December 2, 2014.  GEL provided $35,000 to the Company on the effective Date. The net proceeds the Company received from this offering were $29,750. As of September 30, 2015 the balance of the note was zero.

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

On October 8, 2014, JSJ provided $60,000 to the Company; the net proceeds the Company received from this offering were $55,000. The note is convertible at 50% of the lowest trading price of the Company's stock for the 20 days prior to conversion and provides for 12% interest and matures on April 8, 2015. As of September 30, 2015 the balance due on the note was $9,795.

On December 10, 2014, the Company issued a Convertible Note to KMB Capital for $64,000.  The note bears an interest rate of 8% and matures on September 12, 2015. The note is convertible to common stock at a discount of 39% of the lowest three trading price during the 10 days prior to conversion. As of September 30, 2015 the note was paid in full

 On March 12, 2015, the Company issued a Convertible Note to VIS VIRES Group Inc for $33,000 with an interest rate of 8% per annum. The notes mature on December 16, 2015.  The note is convertible by the holder at a discount of 39% of the three lowest trading prices during the 10 days prior to conversion. As of June 30, 2015 the outstanding principal balance was $33,000. As of September 30, 2015 the balance due on the note was zero.

Financials Table of Contents

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

As of September 30, 2015 the outstanding aggregate balance of all notes due to LG Capital Funding, LLC is $159,115.

Note 5 - Related Party

On February 2, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10,000 votes on all matters of the Company in which the shareholders can vote.

On July 7, 2014 the Company issued, 5,000,000 shares to Brian Conway at par for officer compensation value of $ 5,000.

Financials Table of Contents

Note 6 - Equity

During the year ended September 30, 2014 the Company issued 16,388,721 shares of common stock for debt with a value of $ 188,474.

During the year ended September 30, 2014 the Company issued 34,000 shares of common stock for the conversion of warrants with a value of $ 7,000.

During the year ended September 30, 2014 the Company issued 5,000,000 shares of common stock for service with a value of $ 5,000.

During the year ended September 30, 2015 the Company issued 1,890,988,716 shares of common stock for debt with a value of $ 228,317.

During the year ended September 30, 2015 the Company issued 30,000,000 shares of common stock for accrued liabilities with a value of $ 127,968.

During the year ended September 30, 2015 the Company issued 5,000,000 shares of common stock to a related party for service with a value of $ 50,000.

During the year ended September 30, 2015 the Company issued 10,240,000 shares of common stock to a related party for service with a value of $ 98,650.

During the year ended September 30, 2014 the Company issued 10,000,000 shares of common stock to a related party for service with a value of $ 10,000.

Note 7 - Warrants

During February 20 and March 11, 2013 issued warrants to various non related parties. The following table summarizes warrant activity for the year ending September 30, 2015:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, October 1, 2013	-	-
Granted	5,825,000	$1.27
Forfeited	-	-
Exercised	34,000	-
Outstanding, September 30, 2014	5,791,000	$1.27	1.74

Expired	5,791,000
Outstanding as of September 30, 2014	--	$--	--

Note 8 - Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended September 30, 2015 or 2014. The Company's deferred tax assets consisted of the following as of September 30, 2015 and 2014:

Financials Table of Contents

	2015	2014
Total deferred tax asset	384,205	192,050
Valuation allowance	(384,205)	(192,050)
Net deferred tax asset	$-	$-

The Company had a net loss of $534,515 for the year ended September 30, 2015 and $306,798 for the same period in 2014.  As of September 30, 2015, the Company's net operating loss carry forward was $1,097,730 that will begin to expire in the year 2033.

Note 9 - Impairment of Asset

During the year ended September 30, 2015, the Company reserved of $41,743 of assets.  The Company deemed the assets as not usable and thus impaired them.

Note 10 - Subsequent Events

On December 31, 2015 the Company amended the preferred shares voting rights increasing the voting of each preferred share from 100 to 10,000 votes on any action voted on by the common stock holders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                    CONTROLS AND PROCEDURES

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

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of September 30, 2015. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer's lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

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

ITEM 9B.                    OTHER INFORMATION

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position with Liberated	Year First Became a Director
Brian Conway (1)	45	Chief Executive Officer, Chief Financial Officer and Director	2014
Jay Silverstein (2)	63	Director	2014
Kim O'Brien (3)	58	Director	2014

(1)	Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $6,000 per month as a consultant and received 5,000,000 shares of common stock.
(2)	Director as of October 1, 2014
(3)	Director as of October 1, 2014

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

Code of Ethics

We do not currently have a Code of.

Compliance with Section 16(a) of the Exchange Act

None of the officers, directors or owners own 10% or more of our common stock have filed reports required by section 16(a) of the Securities and Exchange Act of 1934, as amended.

ITEM 11.                      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides summary information for the years ended September 30, 2013, 2014, and 2015 concerning cash and non-cash compensation paid or accrued by us to or on behalf of our officers and directors.

DIRECTORS AND OFFICERS COMPENSATION
Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)		Total Compens- ation
Brian Conway Executive Officer	2015 2014 2013	129,700 84,000 --	-- -- --	-- -- --	60,000 100,000 --	-- -- --	-- -- --	-- -- --	189,700 184,000 --
Jay Silverman, Director	2015 2014 2013	-- -- --	-- -- --	-- -- --	25,000 -- --	-- -- --	-- -- --	-- -- --	25,000 -- --
Kim O'Brien, Director	2014 2013 2012	-- -- --	-- -- --	-- -- --	21,250 -- --	-- -- --	-- -- --	-- -- --	21,250 -- --
Frank Pringle	2015 2014 2013	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	--

Elyse Thompson	2015 2014 2013	8,000 48,000 --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	8,000 48,000 --

(1)	Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $12,000 per month as a consultant and received 12,000,000 shares of common stock and 10,000,000 preferred shares.
(2)	Director as of October 1, 2014
(3)	Director as of October 1, 2014
(4)	Chief Executive Officer and Director until October 1, 2014
(5)	Chief Financial Officer and Director until October 1, 2014

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

STOCK OPTION PLAN

The Company has no outstanding stock option.

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

(1) Denotes officer or director.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.001. On February 2, 2015 the Company issued 10,000,000 shares of preferred stock to an officer and director of the Company.

RELATED PARTY TRANACTIONS

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

On July 7, 2014 the Company issued, 5,000,000 shares to Brian Conway at par for officer compensation value of $ 5,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Enterprise CPA, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 2015		FISCAL YEAR 2014
Audit Fees (1)		$5,000		$5,250
Tax Fees (2)	$	None	$	None
All Other Fees		None		None

PART IV

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

* Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: February 12, 2016
	By:	/s/ BRIAN CONWAY
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN CONWAY	President, Director, Secretary, Chief Financial Officer and	Date: February 12, 2016
Brian Conway	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

/s/ JAY SILVERMAN	Director	Date: February 12, 2016
Jay Silverman

/s/ KIM O'BRIEN	Director	Date: February 10, 2016
Kim O'Brien

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