Form 10-Q
period 2015-12-31
LIBERATED ENERGY, INC.
filed 2016-02-22
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission file number   000-55177

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Elvis Boulevard
Chester, New York	10918
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,759,155,725 shares of common stock issued and outstanding as of February 22, 2015.

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

PART I:   FINANCIAL INFORMATION

ITEM 1:                          FINANCIAL STATEMENTS

LIBERATED ENERGY, INC
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS

Current assets
Cash	$3,530	$16,921
Inventory	23,880	23,880
Prepaid expense	-
Total current assets	27,410	40,801
Other assets
Loans to stockholders	--
Patent	--
Deferred financing costs	--

Total assets	$27,410	$40,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$35,754	$35,754
Note payable	50,000	50,000
Stock payable	50,000	50,000
Convertible notes payable	307,232	271,746
Total liabilities	442,966	407,500

Stockholders' deficit
Preferred shares, par value $0.001, 10,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 10,000,000,000, issued and outstanding 2,442,480,757 and 2,029,651,437 as of December 31, 2015 and September 30, 2015, respectively	2,442,480	2,029,651
Additional paid-in capital	(1,711,640)	(1,323,118)
Accumulated deficit	(1,156,416)	(1,083,232)
Total stockholders' deficit	(415,575)	(366,698)

Total liabilities and stockholders' equity(deficit)	$27,410	$40,801

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	2015	2014
Operating expenses:
Selling, general and administrative expenses	59,391	258,403
Loss from operations	(59,391)	(258,403)

Other Income(expense)
Other income	--	2
Other expense	(13,793)	--
Total other expense	(13,793)	2

Net loss	(73,184)	(258,401)

Net loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,387,824,391	96,355,753

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
STATEMENTS OF CASH FLOWS
FOR THREE MENOTHS ENDED DECEMBER 31,
(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(73,184)	$(258,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expense	13,793	--
Net cash used in operating activities	(59,391)	(258,401)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	--	--
Proceeds from issuance of convertible debt	46,000	99,500
Net cash provided by financing activities	46,000	99,500

Net change in cash	(13,391)	(158,901)
Cash at beginning of period	16,921	162,345
Cash at end of period	$3,530	$3,454

Non-Cash Transactions
Payment of accounts payable by third party	$--	$--
Common stock issued for convertible debt conversion	$22,085	$--

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

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

Bases of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2014 Annual Report filed with the SEC for yearend September 30, 2015.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $415,556 and an accumulated deficit of $1,156,416 as of December 31, 2015. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company not generated revenue during the three months period ended December 31, 2015 and 2014. It is the Company's policy that revenue from product sales or services will be recognized in accordance with ASC 605 "Revenue Recognition". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

NOTE 5 – EQUITY

During the three months ended December 31, 2015 the Company issued 200,826,320 shares of commons stock with a value of $10,514 for the conversion of convertible debt and 212,200,000 shares of common stock with a value of $13,793 for interest.

NOTE 6 – CONVERTIBLE DEBT

On November 5, 2015, the Company issued a Convertible Note (the "Note") to Carebourn Capital, LP for a principle amount of $28,000 with an interest rate of 12% per annum. The note matures on August 5, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.

On December 21, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $21,000 with an interest rate of 12% per annum. The note matures on September 16, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.

As of December 31, 2015 the Company outstanding liability of convertible debt was $307,232. The liability was as follows:

Carebourn Capital LP	$46,000

JMJ Capital	17,010

JSJ Capital	5,106

LG Capital, LLC	159,115

Tonqquist Capital	80,000

Total	$307,232

NOTE 7 – SUBSEQUENT EVENTS

In January, 2016 the Company issued 316,674,698 shares of common stock with a value of $15,462 for the conversion of convertible debt.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements" that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

On February 4, 2015 the Company increased their number of authorized preferred shares from 10,000,000 to 100,000,000 and authorized common shares from 250,000,000 to 10,000,000,000.

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

Results of Operations

Revenue

During the three months ended December 31, months ended December 31, 2015 and 2014 the Company had no revenue.

Operation and Administrative Expenses

During the three months ended December 31, 2015 the Company incurred general and administrative expense of $59,391 compared to $258,403 in the same period in 2014. Lower general expense in 2015 attributed to the lower general and administrative in 2015 over 2014.

Net Loss

The net loss for the three months ended December 31, 2015 was $73,793 compared to $258,403 for the same periods in 2014. The lower G&A in 2015 resulted in lower losses in 2015 versus the same periods in 2014.

Liquidity and Capital Resources

The Company has current assets of $27,410 and current liabilities of $442,966 resulting in negative working capital of $395,556.This compares to negative working capital of $366,699 for the period ended December 31, 2014. The increase in negative working capital from 2015 to 2014 was $28,857 or 7.8%.

Funds used in operating activities was $59,391 for the three months ended December 31, 2015 compared to funds used of $258,401 for the same period in 2014. The smaller loss in 2015 was the major contributor to the decrease in funds used in 2015 over 2014.

Fund provided by financing activities for the three months period ended December 31, 2015 was $46,000 compared to $99,500 for the same period in 2014. The Company issued convertible debt of $46,000 for its financing activities in 2015 and issued $99,500 of convertible debt in the same period in 2014.

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

PART II - OTHER INFORMATION

ITEM 1:                          LEGAL PROCEEDINGS

None.

ITEM 1A:                     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2:                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2015 the Company issued 200,826,320 shares of commons stock with a value of $10,514 for the conversion of convertible debt and 212,200,000 shares of common stock with a value of $13,793 for interest.

ITEM 3:                          DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4:                          MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:                          OTHER INFORMATION

None.

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

LIBERATED ENERGY, INC.
(The "Registrant")

Dated: February 22, 2016	BY:	BRIAN CONWAY
Brian Conway
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors