Form 10-Q
period 2016-03-31
LIBERATED ENERGY, INC.
filed 2016-05-23
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-55177
LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-4715504
(I.R.S. Employer Identification No.)

2 Coleman Court
Southampton, New Jersey   08088
(Address of principal executive offices, including zip code.)

(845) 610-3817
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,759,155,725 as of May 20, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

LIBERATED ENERGY, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2016	2015
ASSETS

Current assets
Cash	$10,703	$16,921
Inventory	23,880	23,880
Total current assets	34,583	40,801

Total assets	$34,583	$40,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$90,114	$35,754
Note payable	50,000	50,000
Stock payable	50,000	50,000
Convertible notes payable	380,769	271,746
Total liabilities	570,882	407,500

Stockholders' deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 10,000,000,000, issued and outstanding 2,759,155,725 and 2,029,651,437 as of March 31, 2016 and September 30, 2015, respectively	2,759,156	2,029,651
Additional paid-in capital	(930,253)	(1,323,118)
Accumulated deficit	(1,292,603)	(1,083,232)
Total stockholders' deficit	(536,300)	(366,698)

Total liabilities and stockholders' equity(deficit)	$34,583	$40,801

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
STATEMENT OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED MARCH 31,
(UNAUDITED)

	Three Months		Six Months
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative expenses	116,727	264,537	176,119	522,938
Loss from operations	(116,727)	(264,537)	(176,119)	(522,938)

Other Income(expense)
Interest expense	(19,460)	(41,743)	(33,253)	(41,743)
Total other expense	(19,460)	(41,743)	(33,253)	(41,743)

Net loss	$(136,187)	$(306,280)	(209,371)	(564,681)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,692,168,500	134,750,000	2,539,995,500	148,830,500

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC
STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED MARCH 31,
(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(209,371)	$(564,681)
Adjustments to reconcile net loss to
net cash used in operating activities:
Write down of assets		11,701
Stock based compensation		158,650
Changes in operating assets and liabilities:
Prepaid		5,000
Accounts payable and accrued expense	68,153	19,543
Net cash used in operating activities	(141,218)	(369,789)

Cash Flows From Financing Activities:
Loan from stockholder		4,000
Debt issued to pay accounts payable	8,000
Proceeds from issuance of convertible debt	127,000	215,500
Net cash provided by financing activities	135,000	219,500

Net change in cash	(6,218)	(150,289)
Cash at beginning of period	16,921	162,354
Cash at end of period	$10,703	$12,065

Non-Cash Transactions
Common stock issued for convertible debt conversion	$39,769	$22,085

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

On March 7, 2016, the Company adopted a 1-for-3,500 reverse split of the Company's common stock that as of March 31, 2016 was not yet effective.

Bases of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2015 Annual Report filed with the SEC for yearend September 30, 2015.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

LIBERATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $536,299 and an accumulated deficit of $1,292,603 as of March 31, 2016. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company not generated revenue during the three and six months period ended March 31, 2016 and 2015. It is the Company's policy that revenue from product sales or services will be recognized in accordance with ASC 605 "Revenue Recognition". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

LIBERATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The three levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 –	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

Management has determined based on note conversion history that the fair value of the notes is equal to their face value.

NOTE 5 – RELATED PARTY

On February 4, 2015 the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

NOTE 6 – EQUITY

During the six months ended March 31, 2016 the Company issued 729,505,000 shares of commons stock with a value of $39,769 for the conversion of convertible debt.

NOTE 7 – CONVERTIBLE DEBT

On November 5, 2015, the Company issued a Convertible Note (the "Note") to Carebourn Capital, LP for a principle amount of $28,000 with an interest rate of 12% per annum. The note matures on August 5, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.

LIBERATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On December 21, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $21,000 with an interest rate of 12% per annum. The note matures on September 16, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.

On March 11, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $18,000 with net proceeds of $15,000 and with an interest rate of 12% per annum. The note matures on December 11, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.

On March 14, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $17,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.

As the market value of the Company' stock is below it par value, Management has concluded that the benefit of the conversion feature is zero and has not allocate a value to the conversion.

As of March 31, 2016 the Company outstanding liability of convertible debt was $380,768. The liability was as follows:

Carebourn Capital LP	$57,896

JMJ Capital	$15,213

JSJ Capital	$2,179

LG Capital, LLC	$225,480

Tonqquist Capital	$80,000

Total	$380,768

NOTE 8 – SUBSEQUENT EVENTS

The Company is in the process of effectuating a reverse stock split on the basis of 1 for 3,500.  The Company anticipates that reverse split to be completed by June 1, 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

On March 7, 2016, the Company affected a 1-for-3,500 reverse split of the Company's common stock.

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

Results of Operations

Revenue

During the three and six months ended March 31, 2016 and 2015 the Company had no revenue.

Operation and Administrative Expenses

During the three and six months ended March 31, 2016 the Company incurred general and administrative expense of $116,727 and $176,119 compared to $264,537 and $522,938 in the same periods in 2015, respectively. Lower general expense in 2016 attributed to the lower general and administrative in 2016 over 2015

Net Loss

The net loss for the three and six months ended March 31, 2016 was $136,187 and $209,371 compared to $41,742 and $564,681 for the same periods in 2015, respectively. The lower G&A in 2016 resulted in lower losses in 2016 versus the same periods in 2015.

Liquidity and Capital Resources

The Company has current assets of $34,583 and current liabilities of $570,882 resulting in negative working capital of $536,299.This compares to negative working capital of $366,699 for the period ended March 31, 2015. The increase in negative working capital from 2016 to 2015 was $169,600 or 46%.

Funds used in operating activities was $141,218 for the six months ended March 31, 2016 compared to funds used of $369,789 for the same period in 2015. The smaller loss in 2016 was the major contributor to the decrease in funds used in 2016 over 2015.

Fund provided by financing activities for the six months period ended March 31, 2016 was $135,000 compared to $219,500 for the same period in 2015. The Company issued convertible debt of $135,000 for its financing activities in 2016 and issued $219,500 of convertible debt in the same period in 2015.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II - OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016 the Company issued 729,505,000 shares of common stock with a value of $39,769 for the conversion of convertible debt.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

During the three months ended March 31, 2016, the Company issued 729,505,000 shares of common stock with a value of $39,769 for the conversion of convertible debt and failed to file a Form 8-K to report the event.

ITEM 6.	EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/08/10	3.1

3.2	Bylaws	S-1	12/08/10	3.2

3.3	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/13	3.1

3.4	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/13	3.2

3.5	Amended Articles of Incorporation dated March 17, 2014	8-K/A-1	3/18/14	3.1

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	1/24/13	10.1

10.2	Amended Patent Acquisition Agreement dated February 20, 2014	10-K/A-2	3/18/14	10.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of May, 2016.

LIBERATED ENERGY, INC.
(the "Registrant")

BY:	BRIAN CONWAY
Brian Conway
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/08/10	3.1

3.2	Bylaws	S-1	12/08/10	3.2

3.3	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/13	3.1

3.4	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	2/07/13	3.2

3.5	Amended Articles of Incorporation dated March 17, 2014	8-K/A-1	3/18/14	3.1

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	1/24/13	10.1

10.2	Amended Patent Acquisition Agreement dated February 20, 2014	10-K/A-2	3/18/14	10.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation