Form 10-Q
period 2016-06-30
LIBERATED ENERGY, INC.
filed 2016-08-22
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,759,155,725 shares of common stock issued and outstanding as of August 22, 2016.

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

PART I: FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

LIBERATED ENERGY, INC

BALANCESHEETS

(Unaudited)

	June 30, 2016	September 30, 2015
ASSETS

Current assets
Cash	$2,663	$16,921
Inventory	23,880	23,880
Total current assets	26,543	40,801

Total assets	$26,543	$40,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$90,114	$35,754
Note payable	50,000	50,000
Stock payable	50,000	50,000
Convertible notes payable	415,769	271,746
Total liabilities	605,882	407,500

Stockholders’ deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 10,000,000,000, issued and outstanding 788,330 and 579,900 as of June 30, 2016 and September 30, 2015, respectively	788	597
Additional paid-in capital	745,515	126,633
Accumulated deficit	(1,335,644)	(1,083,232)
Total stockholders’ deficit	(579,340)	(366,698)

Total liabilities and stockholders’ equity(deficit)	$26,543	$40,801

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC

STATEMENT OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED JUNE 30,

(UNAUDITED)

	Three Months		Nine Months
	2016	2015	2016	2015
Revenue	--	$62,132	--	$62,132
Cost of goods	--	16,981	--	16,981
Gross profit	--	45,151	--	45,151

Operating expenses:
Selling, general and administrative expenses	43,040	80,185	219,158	603,123
Loss from operations	(43,040)	(35,034)	(219,158)	(557,972)

Other Income(expense)
Interest expense	--	(4,867)	(33,253)	(54,020)
Total other expense	(43,040)	(4,867)	(33,253)	(54,020)

Net loss	$(43,040)	$(39,901)	(252,411)	(611,992)

Net loss per common share basic and diluted	$(0.00)	$(0.38)	$(0.00)	$(12.29)

Weighted average number of common shares outstanding	788,330	105,580		49,816

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED ENERGY, INC

STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED JUNE 30,

(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(252,411)	$(611,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of assets	--	11,701
Stock based compensation	--	158,650
Changes in operating assets and liabilities:
Inventory	--	16,981
Prepaid	--	5,000
Accounts payable and accrued expense	68,152	8,818
Deferred revenue	--	(43,565)
Net cash used in operating activities	(184,259)	(454,407)

Cash Flows From Financing Activities:
Loan from stockholder		4,000
Debt issued to pay accounts payable	8,000
Proceeds from issuance of convertible debt	162,001	290,500
Net cash provided by financing activities	170,001	294,500

Net change in cash	(14,258)	(159,907)
Cash at beginning of period	16,921	162,354
Cash at end of period	$2,663	$2,447

Non-Cash Transactions
Common stock issued for convertible debt conversion	$39,769	$412,380

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

On July 6, 2016, the Company adopted a 1-for-3,500 reverse split of the Company’s common stock that as of June 30, 2016 was not yet effective.

Bases of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report filed with the SEC for yearend September 30, 2015.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $579,339 and an accumulated deficit of $1,335,644 as of June 30, 2016. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company not generated revenue during the three and nine months period ended June 30, 2016 and 2015. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Level 2 -

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

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

NOTE 5 - EQUITY

During the nine months ended June 30, 2016 the Company issued 208,430 shares of commons stock with a value of $39,769 for the conversion of convertible debt

NOTE 6– CONVERTIBLE DEBT

On November 5, 2015, the Company issued a Convertible Note (the “Note”) to Carebourn Capital, LP for a principle amount of $28,000 with an interest rate of 12% per annum. The note matures on August 5, 2016. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

On December 21, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $21,000 with an interest rate of 12% per annum. The note matures on September 16, 2016. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

On March 11, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $18,000 with net proceeds of $15,000 and with an interest rate of 12% per annum. The note matures on December 11, 2016. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

On March 14, 2016 the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $17,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

On May 17, 2016 the Company issued a Convertible Note Craig Savin for a principle amount of $15,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

On May 26, 2016 the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $17,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion. Net proceeds to the Company are $15,000 after deduction of legal fees of $2,000.

On June 14, 2016 the Company issued a Convertible Note Craig Savin for a principle amount of $5,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

As the market value of the Company’ stock is below it par value, Management has concluded that the benefit of the conversion feature is zero and has not allocate a value to the conversion.

As of June 30, 2016 the Company outstanding liability of convertible debt was $415,769. The liability was as follows:

Carebourn Capital LP	$57,896

JMJ Capital	15,213

Craig Savin	20,000
JSJ Capital	2,179

LG Capital, LLC	240,480

Tonqquist Capital	80,000

Total	$415,769

NOTE 7 – SUBSEQUENT EVENTS

On July 6, 2016, the Company adopted a 1-for-3,500 reverse split of the Company’s common stock. The company is proceeding with the necessary filings to affect the reverse split.

On July 25, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $23,000 with an interest rate of 12% per annum. The note matures on July 25, 2017. The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company’s stock for the 20 days prior to the conversion.

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

On July 6, 2016, the Company affected a 1-for-3,500 reverse split of the Company’s common stock.

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

Results of Operations

Revenue

During the three and nine months ended June 30, 2016 the Company had no revenue compared to $62,132 both in the same periods in 2015.

Operation and Administrative Expenses

During the three and nine months ended June 30, 2016 the Company incurred general and administrative expense of $43,040 and $219,158 compared to $80,185 and $603,123 in the same periods in 2015, respectively. Lower general expense in 2016 attributed to the lower general and administrative in 2016 over 2015

Net Loss

The net loss for the three and nine months ended June 30, 2016 was $43,040 and $252,411 compared to $39,901 and $611,992 for the same periods in 2015, respectively. The lower G&A in 2016 resulted in lower losses in 2016 versus the same periods in 2015.

 Liquidity and Capital Resources

The Company has current assets of $26,543 and current liabilities of $605,882 resulting in negative working capital of $579,339.This compares to negative working capital of $366,699 for the period ended June 30, 2015. The increase in negative working capital to June 30, 2016 from December 31, 2015 was $212,640 or 37%.

Funds used in operating activities was $184,259 for the nine months ended June 30, 2016 compared to funds used of $454,407 for the same period in 2015. The smaller loss in 2016 was the major contributor to the decrease in funds used in 2016 over 2015.

Fund provided by financing activities for the nine months period ended June 30, 2016 was $170,001 compared to $294,500 for the same period in 2015. The Company issued convertible debt of $162,001for its financing activities in 2016 and issued $290,500 of convertible debt in the same period in 2015.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2016 the Company issued 208,430 shares of commons stock with a value of $39,769 for the conversion of convertible debt

ITEM 3: DEFAULT UPON SENIOR SECURITIES

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

Date: August 22, 2016	LIBERATED ENERGY, INC By: /s/ Brian Conway Brian Conway President Chief Executive Officer Principal Financial and Accounting Officer