Form 10-K
period 2016-09-30
LIBERATED ENERGY, INC.
filed 2017-01-17
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

Commission file number 000-55177

LIBERATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

2 Coleman Court Southampton, New Jersey	08099
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (845) 610-3817

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [X]     No [   ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   Yes[   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter. $201,265.

As of January 17, 2017 the registrant had 2,682,339 shares of common stock outstanding.

LIBERATED ENERGY, INC

PART I

ITEM 1.	BUSINESS

History

Liberated Energy, Inc. is a Nevada corporation formed on September 14, 2011.  We were incorporated as Mega World Food Holding Company for the purpose of selling frozen vegetable products in all areas of the world except China.

We operated in two business segments.  The first is a non-emergency medical transportation service (NEMT) and the second is selling Guard Lite security lighting systems.

We intend to concentrate all of our efforts on operating our NEMT in the Portland, Oregon geographical area.

NON EMEREGENCY MEDFICAL TRANSPORTATION (NEMT) SERVICE

EcoCab is an employee-only green energy taxi and NEMT company using luxury Teslas in Portland, Oregon.
Company Facts:

•	EcoCab has been in business since July 22, 2015

•	EcoCab has grown to 46 vehicles in their fleet with a facility two miles out of downtown Portland.

•	EcoCab has increased revenues every month since it's start date

•	EcoCab now has recorded revenues of over $200,000 a month

•
EcoCab is a top partner with a national medical provider.  Due to our member experience expertise, we have been asked to develop a model for USA expansion to be able to start operation in cities across the USA.

•	Revenue per hour has increased from $12.25/hr in September of 2015 to over $26.50 in October 2016

•	EcoCab has grown to over 129 employees on their team in their first 12 months of operations.

•	EcoCab has a leadership team with a proven track record in successful and sustainable start-ups

o	Drivers have increased revenue per day from $100-$200 in the early months; to now being able to achieve revenues of $400-$500.

o	Additional partners have approached us and asked to begin working with EcoCab due to our member experience results and commitment.

o	Using scheduling software and a skilled dispatch team we are set up for growth of 2X and 3X.

o
Scaling this model will require little additional fixed overhead other than a small regional office, a District Manager/Driving Coach, vehicles, and a team of drivers. Everything else can be leveraged from the base operations in Portland.

GUARDLITE

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

On January 23, 2013, we acquired from Perpetual Wind Power Corporation the rights to their wind and solar powered turbine technology for which it has a patent pending with the United States Patent and Trademark office, U.S. Patent Application Serial No. 61/257,578 as submitted on November 3, 2009.

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

On October 11, 2016, the Company completed an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company will required all outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. The Company's name will be changed to EcoCab, USA, Inc as soon as practical after closing. Subsequent closing through January 31. 2017 will take place and during the period from first closing to January 31, 2017,

•
The Company will not attempt to change the current management or operations of ECPLLC without the consent of Knori, but the Company will have the right to oversee ECPLLC's revenue and payments out on a daily and monthly basis,

•	The Company will use commercially reasonable efforts to finance the growth of EPCLLC's revenues, but at a minimum, the Company will provide at least $400,000 in working capital funds to ECPLLC,
•	all LIBE convertible notes held by Carebourn Capital L.P. are retired (or Carebourn Capital L.P. consents to the issuance to Knori of the Preferred Shares they hold as collateral)
•
and that the Company has not closed or entered into a binding agreement to merge with, acquire, or become acquired by, another company of equal or greater fair value (private or public) to ECPLLC. If the Preferred Shares Condition is fulfilled, Knori will be issued the Preferred Shares at a Subsequent Closing. "

Second closing conditions" requires that ECPLLC has audited financial statements available to the Company. If the Second Tranche Condition is met, The Company will issue the additional Common Shares to SELLER at a Subsequent Closing.

Third closing conditions requires ECPLLC:

•	made audited financials available to the Company within 71 days of the First Closing Date, and
•	has positive earnings before interest, tax and depreciation and amortization ("EBITDA") under GAAP for the month of January 2017.

If the third closing Conditions are met, the Company will issue the third closing Common Shares to Knori at a Subsequent Closing. The number of third closing Common Shares will be calculated so that Knori's resulting percentage of the Company is equitable based on the fair value of ECPLLC relative to the other assets of the Company, but in no event, will Knori be required to transfer or cancel shares to reduce Knori's percentage of the outstanding common stock to below 30%. If the parties cannot agree to an equitable number of shares to issue Knori, the matter will be submitted to binding arbitration.

Additional Information

We are a public company and file annual, quarterly, and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

We are a smaller reporting Company and are not required to include disclosures under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to include disclosure under this item.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 2 Colman Court, Southampton, New Jersey 08099.  The office space is provided to us by our former Chief Executive Officer free of charge.

ITEM 3.	LEGAL PROCEEDINGS

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company in the County of Kings, in the Supreme Court of the State of New York (index number 516298/2016). The filing alleges that the Company has defaulted on a number of unpaid loans from LG Capital to the Company with the total owing and due including principal and interest of $279,730.56. The Company has not counter claimed but believes that LG Capital unlawfully attempted to convert some of the loans to common stock of the Company has filed an injunction against the Company transfer agent to block LG Capital from such a conversion. In addition, the Company negotiated in good faith with LG Capital to settle the debt but to no avail.

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

	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2015

First Quarter	$216.55	$24.14
Second Quarter	$42.76	$4.49
Third Quarter	$41.40	$1.72
Fourth Quarter	$24.14	$.34

	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2016

First Quarter	$0.3448	$0.0034
Second Quarter	$0.6897	$0.3448
Third Quarter	$0.3448	$0.34485
Fourth Quarter	$0.3448	$0.06001

(b)         Holders.

As of January 13, 2017, there were approximately 46 record holders of shares of the Company's common stock.

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

ORGANIZTION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended September 30, 2016 and 2015 of Liberated Energy, Inc., a Nevada corporation ("Liberated" the "Company," "our," or "we"). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended September 30, 2016, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes sale of alternative energy devices.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Results of Operations

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Revenue

Our revenues were zero for the year ended September 30, 2016 compared to $62,132 for September 30, 2015.

Direct Costs

Direct costs or cost of goods was zero for the year ended September 30, 2016 compared to $19,333 for September 30, 2015.

General and Administrative Expenses and Other

General and administrative costs for the year ended September 30, 2016 was $285,367 compared to $439,043 for the year ended September 30, 2015. Lower cost was attributable to lower consulting fees in 2016 compared to 2015.

Other Income (Expense)

Other expense was $33,068 for the year ended September 30, 2016 compared to $138,515 for the year ended September30, 2015.The lower amount in 2016 is directly attributed to debt settlement of $47,510 offset by impairment of assets totaling $16,234 plus interest expense of $64,345.

Net Loss

The Company incurred a net loss of $318,436 for the year ended September 30, 2016 compared to a net loss of $534,515 for the year ended September 30, 2015. Lower general and administrative expense plus decreased other expenses attributed to the higher loss in 2016 over 2015.

Financial Condition

Cash, Cash Flows, and Working Capital

The Company had a cash balance of $1,804 and a working capital deficit of $565,365 at September 30. 2016 as compared to a net cash balance of $16,921 and a working capital deficit of $366,699 at September 30, 2015. The decrease in working capital is primarily attributable loss in 2016 plus increase in current liabilities through short term debt borrowings.

Operations used $287,085 of cash during 2016 as compared to $441,895 used during 2015. The change in operating cash flows during 2015 was principally attributable to increased losses in 2015 over 2016.

There was no investing activity during the years ended September 30, 2016 or in 2015.

Financing activities provided cash flows of $271,968 during 2016 as compared to $296,462 during 2015.  Cash flows provided by financing activities during the 2016 period related to debt financing of $271,968. Cash provided in financing activities in 2015 is attributed to borrowings on debt of $246,462.

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

Equity

During the year ended September 30, 2015 the Company issued 540,282 shares of common stock for debt with a value of $228,317.

During the year ended September 30, 2015 the Company issued 8,572 shares of common stock for accrued liabilities with a value of $127,968.

During the year ended September 30, 2015 the Company issued 1,428 shares of common stock to a related party for service with a value of $50,000.

During the year ended September 30, 2015 the Company issued 2,977 shares of common stock to a related party for service with a value of $98,650.

During the year ended September 30, 2016 the Company issued 1,100,000 shares of common stock to two parties for service with a value of $80,000.

During the year ended September 30, 2016 the Company issued 208,428 shares of common stock for convertible debt with a value of $39,769

Convertible Notes

On September 4, 2013, the Company issued a Convertible Note (the "Note") to JMJ Financial ("JMJ") providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the "JMJ Note"). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000. On December 10, 2013, JMJ provided $25,000 to the Company; the net proceeds the Company received from this offering were $22,500. On April 18, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On June 23, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On September 9, 2016, the Company settled the note with a payment of $15,213.33 bringing the balance of the note to zero.

On October 8, 2014, JSJ provided $60,000 to the Company; the net proceeds the Company received from this offering were $55,000. The note is convertible at 50% of the lowest trading price of the Company's stock for the 20 days prior to conversion and provides for 12% interest and matures on April 8, 2015. On July 27, 2016, the Company paid the remaining balance of the note bring note balance to zero.

On April 20, 2015, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $31,500 with an interest rate of 8% per annum. The note matures on April 28, 2016.  The note is convertible by the holder at a discount of 52% of the lowest trading price of the Company's stock for the 18 days prior to the conversion. AS of September 30, 2016, the outstanding balance due was $31,500 plus interest of $5,080 for a total of $37,308.

On April 28, 2015, the Company issued a Convertible Note to Service Trading Company, LLC for $22,000. The note bears an interest rate of 8% and matures on April 28, 2016. The note is convertible by the holder at a discount of 52% of the lowest trading price during the 18 days before the conversion. On September 9, 2016, the Company paid the balance of the note of $22,000 bring the balance of the note to zero.

On May 21, 2015, the Company issued a Convertible settlement note to GEL Properties for $50,000. The note was issued to settle claims by GEL pertaining to fees and interest they claimed as still due. The note Matures on May 21, 2016 bearing interest at 8% and is convertible to common stock of the company at a discount of 65% to the lowest closing bid price for the five days prior to conversion. On September 9, 2016, the Company settled the debt for $20,000 in cash and debt forgiveness of $30,000 bring the balance due to zero.

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), to replace the $41,400 convertible note issued to Eastmore Capital The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. As of September 30, 2016, the outstanding balance of the note was $41,400 plus interest of $6,827 for a total of $48,227.

On July 13, 2015, LG Capital's lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), for a principle amount of $41,400 with an interest rate of 8% per annum. The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. Per the Company the note was not funded but the Company has accrued the note and interest as of September 30, 2016, totaling $48,227.

On August 11, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion.  AS of September 30, 2016, the outstanding balance of the principal was $27,500 and interest of $4,343 for a total of $31,843.

On August 11, 2015, LG Capital's lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion.  Per the Company the note was not funded but the Company has accrued the note and interest as of September 30, 2016, totaling $31,843.

On September 8, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,000 with an interest rate of 8% per annum. The note matures on September 8, 2016, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. As of September 30, 2016, the outstanding balance of principal was $27,000 and interest of $4,343 for a total of $31,082.

As of September 30, 2016, the outstanding aggregate balance of all notes due to LG Capital Funding, LLC is $218,480.

On November 5, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $28,000 with an interest rate of 12% per annum. The note matures on August 5, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance of the principal was $28,000 plus interest of $3,037 for a total of $31,037.

On December 21, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $21,000 with an interest rate of 12% per annum. The note matures on September 16, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.AS of September 30, 2016 the outstanding balance of the note was $21,000 in principal plus $1,967 interest for a total of $22,967.

On March 11, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $18,000 with net proceeds of $15,000 and with an interest rate of 12% per annum. The note matures on December 11, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance of the note was principal of $18,000 plus interest of $1,207 for a total of $19,207.

On March 14, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $18,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance of principal was $18,000 plus interest of $1,207 for a total of $19,207.

On May 17, 2016, the Company issued a Convertible Note Craig Savin for a principle amount of $15,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. The note was paid in a settlement agreement whereby the Company issued 1,000,000 shares of its common stock to settle outstanding obligations including this note, a note for $5,000 and the issuance of shares for a stock subscription payable of $50,000.

On May 26, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $17,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. Net proceeds to the Company are $15,000 after deduction of legal fees of $2,000. As of September 30, 2016, the outstanding balance of the note was $17,000 in principal plus interest of $428 for a total of $17,428.

On June 14, 2016, the Company issued a Convertible Note Craig Savin for a principle amount of $5,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. On September 9, 2016, the Company issued 1,000,000 share of common stock for the payment of this note, a note for $15,000 plus a $50,000 stock payable due Savin.  The balance of the note as of September 30, 2016, is zero.

On July 25, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $23,000 with an interest rate of 12% per annum. The note matures on July 25, 2017.  The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance included principal of $23,000 plus interest of $514 for a total of $23,514.

On September 7, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $197,363,70 less legal fees of $8,000 with an interest rate of 12% per annum. The note matures on September 7, 2017.  The note is convertible by the holder at a discount of 50% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance included principal of $115,114 plus interest of $908 for a total of $116,022.

As the market value of the Company' stock is below it par value, Management has concluded that the benefit of the conversion feature is zero and has not allocate a value to the conversion.

Management has reviewed the terms of the convertible instruments to determine their fair value. After reviewing the characteristic and the value of the conversion, Management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining that the fair value of the notes is equal to their face value.

As of June 30, 2016, the Company outstanding liability of convertible debt was $517,735 plus interest of $49,431 for a total liability of $567,166. The liability was as follows:

Lender	Principal	Interest	Total
LG Capital	258,115	39,044	297,159
Carebourn Capital	259,621	10,389	270,010
Total	$517,736	$49,433	$567,169

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $279,730.56. The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company's outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company.

ITEM 7A.	QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company and are not required to include disclosures under this item

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are audited and appear immediately after the signature page of this report.  See "Index to Financial Statements" on page F-1 of this report.

Independent Registered Public Accounting Firm's Auditor's Report on the Consolidated Financial Statements

Board of Directors and Shareholders
Liberated Energy, Inc.

We have audited the accompanying balance sheets of Liberated Energy, Inc. (the "Company"), as of September 30, 2016, and 2015, and the related statements of operation, shareholders' equity, and cash flows for years ended September 30, 2016 and September 30, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above, present fairly, in all material respects, the financial position of Liberated Energy, Inc. as of September 30, 2016, 2015, and the results of its operations and their cash flows for years ended September 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The Company's lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd

Enterprise CPAs, Ltd.
Chicago, IL
January 17, 2017

LIBERATED ENERGY, INC.
BALANCE SHEET

	September 30,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$1,804	$16,921
Prepaid expenses	--	--
Inventory	--	23,880
Total Current Assets	1,804	40,801

OTHER ASSESTS:

TOTAL ASSETS	$1,804	$40,801

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$49,433	$35,754
Unearned income	--	--
Convertible note payable	517,736	271,746
Note payable	--	50,000
Stock payable	--	50,000
Total Current Liabilities	567,169	407,500

TOTAL LIABILITIES	$567,169	$407,500

STOCKHOLDERS EQUITY

Preferred Stock: 10,000,000 shares authorized par value $0.001 per share; 10,000,000 and none issued and outstanding, respectively	10,000	10,000

Common Stock: 10,000,000,000 shares authorized par value $0.001 per share; issued and outstanding, 1,888,832 at September 30, 2016 and 579,900 at September 30, 2015	1,889	580
Additional paid-in-capital	824,414	705,954
Accumulated deficit	(1,401,668)	(1,083,232)
TOTAL STOCKHOLDERS' DEFICIT	$(565,365)	$(366,698)

TOTAL LIABILITIES AND EQUITY	$1,804	$40,801

The accompanying notes are an integral part of these statements.

LIBERATED ENERGY, INC
STATEMENT OF OPERATIONS

	2016	2015
Revenues	$--	$62,132
Cost of Goods Sold	--	19,333

Gross Profit	--	42,799

Operating Expenses
General and Administrative Expenses	285,367	439,043

Operating loss	(285,367)	(396,244)

Other Income (Expense):
Interest income	--	--
Interest expenses	(64,345)	(61,026)
Debt settlement	47,510	(35,502)
Impairment of assets	(16,234)	(41,743)
Total other expense	(33,068)	(138,515)

Net loss	$(318,436)	$(534,515)

Loss per Share, Basic & Dilutive	$(0.43)	$(3.30)

Weighted Average Shares Outstanding	798,545	161,909

The accompanying notes are an integral part of these statements.

LIBERATED ENERGY, INC.
STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEARS ENDED SEPTEMBER 30, 2016 AND 2015

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 31, 2014	93,422,721	93,423	--	--	188,176	(548,717)	(267,118)

Common stock issued for accrued liabilities	30,000,000	30,000	--	--	97,968	--	127,968
Common stock issued for debt	1,890,988,716	1,890,989	--	--	(1,662,672)	--	338,317
Common stock issued for service- related party	5,000,000	5,000	--	--	45,000	--	50,000
Common stock issued for service	10,240,000	10,240	--	--	88,410	--	98,650
Preferred shares issued for service	--	--	10,000,000	10,000	--	--	10,000
Debt not recorded in previous year					(80,000)	--	(80,000)

Net loss	--	--	--	--	--	(534,515)	(5,34,515)

Balance at September, 2015	2,029,651,437	2,029,652	10,000,000	10,000	(1,323,118)	(1,083,232)	(366,698)
Common stock issued for debt	729,504,288	729,504	--	--	(698,735)	--	39,769
Common stock issued for service	1,100,000	1,100	--	--	78,900	--	80,000
Reverse of common stock 1:3,500	(2,758,367,395)	(2,758,367)	--	--	2,758,367	--	--
Rounding on reverse of common stock	502	--	--	--	--	--	--

Net loss	--	--	--	--	--	(318,436)	(318,436)

Balance at September, 2016	1,888,832	$1,889	10,000,000	$10,000	$824,414	$(1,401,668)	$(565,365)

The accompanying notes are an integral part of these statements.

LIBERATED ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR YEARS ENDED SEPTEMBER 30

	2016	2015
OPERATING ACTIVITIES:
Net Loss	$(318,436)	$(534,515)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for service expense	10,000	158,650
Debt settlement	(30,000)	35,502
Impairment of assets	--	41,743
Amortization of debt discount and finance charges	--	--
Changes in operating assets and liabilities
Inventory	23,880	16,981
Prepaid expenses	--	--
Deferred revenue	--	(43,565)
Accounts payable and accrued expense	27,471	(116,691)
Net cash used in operating activities	(287,085)	(441,895)

FINANCING ACTIVITIES:
Sale of common stock	--	50,000
Proceeds from issuance of common stock warrants	--	--
Proceeds from issuance of convertible note	271,968	246,462
Net cash provided by financing activities -	271,968	296,462

Net increase (decrease) in cash and cash equivalents	(15,117)	(145,433)
Cash and cash equivalents at Beginning of the Period	1,804	162,354
Cash and cash equivalents at End of Period	$16,921	$16,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for convertible debt	$29,769	$356,284
Stock issued for settlement of notes payable	$20,000	$--
Stock issued for stock payable	$50,000	$--

The accompanying notes are an integral part of these statements.

LIBERATED ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

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

On February 4, 2015, the Company increased their number of authorized preferred shares from 10,000,000 to 100,000,000 and authorized common shares from 250,000,000 to 900,000,000.

On December 31, 2015, the Company amended the preferred shares voting rights increasing the voting of each preferred share from 100 to 10,000 votes on any action voted on by the common stock holders

On July 6, 2016, the Company adopted a 1-for-3,500 reverse split of the Company's common stock that as of June 30, 2016, was not yet effective.

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

Property, Equipment, and Intangible Assets

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the statement of operations.  Such costs aggregated approximately zero and $zero for the years ended September 30, 2016 and 2015.

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

Inventory

Inventories are stated at the cost of goods. There was zero inventory in stock in September 30, 2016 and 2015 respectively.

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

Note 3 – Going Concern Matters

As shown in the accompanying financial statements, the Company has a net loss of $283,654 for the year ended September 30, 2016.  As of September 30, 2016, the Company reported an accumulated deficit of $1,366,886. The Company's ability to generate continued positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining   that the fair value of the notes is equal to their face value.

Note 5 - Convertible Notes

On September 4, 2013, the Company issued a Convertible Note (the "Note") to JMJ Financial ("JMJ") providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the "JMJ Note"). The transaction closed on September 4, 2013.  JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering were $45,000. On December 10, 2013, JMJ provided $25,000 to the Company; the net proceeds the Company received from this offering were $22,500. On April 18, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On June 23, 2014, JMJ provided $40,000 to the Company; the net proceeds the Company received from this offering were $36,000. On September 9, 2016, the Company settled the note with a payment of $15,213.33 bringing the balance of the note to zero.

 On October 8, 2014, JSJ provided $60,000 to the Company; the net proceeds the Company received from this offering were $55,000. The note is convertible at 50% of the lowest trading price of the Company's stock for the 20 days prior to conversion and provides for 12% interest and matures on April 8, 2015. On July 27, 2016, the Company paid the remaining balance of the note bring note balance to zero.

On April 20, 2015, the Company issued a Convertible Note (the "Note") to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $31,500 with an interest rate of 8% per annum. The note matures on April 28, 2016.  The note is convertible by the holder at a discount of 52% of the lowest trading price of the Company's stock for the 18 days prior to the conversion. AS of September 30, 2016, the outstanding balance due was $31,500 plus interest of $5,080 for a total of $37,308.

On April 28, 2015, the Company issued a Convertible Note to Service Trading Company, LLC for $22,000. The note bears an interest rate of 8% and matures on April 28, 2016. The note is convertible by the holder at a discount of 52% of the lowest trading price during the 18 days before the conversion. On September 9, 2016, the Company paid the balance of the note of $22,000 bring the balance of the note to zero.

On May 21, 2015, the Company issued a Convertible settlement note to GEL Properties for $50,000. The note was issued to settle claims by GEL pertaining to fees and interest they claimed as still due. The note Matures on May 21, 2016 bearing interest at 8% and is convertible to common stock of the company at a discount of 65% to the lowest closing bid price for the five days prior to conversion. On September 9, 2016, the Company settled the debt for $20,000 in cash and debt forgiveness of $30,000 bring the balance due to zero.

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), to replace the $41,400 convertible note issued to Eastmore Capital The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. As of September 30, 2016, the outstanding balance of the note was $41,400 plus interest of $6,827 for a total of $48,227.

On July 13, 2015, LG Capital's lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), for a principle amount of $41,400 with an interest rate of 8% per annum. The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. Per the Company the note was not funded but the Company has accrued the note and interest as of September 30, 2016, totaling $48,227.

On August 11, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion.  AS of September 30, 2016, the outstanding balance of the principal was $27,500 and interest of $4,343 for a total of $31,843.

On August 11, 2015, LG Capital's lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion.  Per the Company the note was not funded but the Company has accrued the note and interest as of September 30, 2016, totaling $31,843.

On September 8, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,000 with an interest rate of 8% per annum. The note matures on September 8, 2016, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion. As of September 30, 2016, the outstanding balance of principal was $27,000 and interest of $4,343 for a total of $31,082.

As of September 30, 2016, the outstanding aggregate balance of all notes due to LG Capital Funding, LLC is $218,480.

On November 5, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $28,000 with an interest rate of 12% per annum. The note matures on August 5, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance of the principal was $28,000 after the conversion of $6,104 to common stock of the Company plus interest of $3,037 for a total of $31,037.

On December 21, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $21,000 with an interest rate of 12% per annum. The note matures on September 16, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion.AS of September 30, 2016 the outstanding balance of the note was $21,000 in principal plus $1,967 interest for a total of $22,967.

On March 11, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $18,000 with net proceeds of $15,000 and with an interest rate of 12% per annum. The note matures on December 11, 2016.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance of the note was principal of $18,000 plus interest of $1,207for a total of $19,207.

On March 14, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $18,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance of principal was $18,000 plus interest of $1,207 for a total of $19,207.

On May 17, 2016, the Company issued a Convertible Note Craig Savin for a principle amount of $15,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. The note was paid in a settlement agreement whereby the Company issued 1,000,000 shares of its common stock to settle outstanding obligations including this note, a note for $5,000 and the issuance of shares for a stock subscription payable of $50,000

On May 26, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $17,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. Net proceeds to the Company are $15,000 after deduction of legal fees of $2,000. As of September 30, 2016, the outstanding balance of the note was $17,000 in principal plus interest of $428 for a total of $17,428.

On June 14, 2016, the Company issued a Convertible Note Craig Savin for a principle amount of $5,000 with an interest rate of 12% per annum. The note matures on March 14, 2017.  The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company's stock for the 20 days prior to the conversion. On September 9, 2016, the Company issued 1,000,000 share of common stock for the payment of this note, a note for $15,000 plus a $50,000 stock payable due Savin.  The balance of the note as of September 30, 2016, is zero.

On July 25, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $23,000 with an interest rate of 12% per annum. The note matures on July 25, 2017.  The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance included principal of $23,000 plus interest of $514 for a total of $23,514.

On September 7, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $197,363,70 less legal fees of $8,000 with an interest rate of 12% per annum. The note matures on September 7, 2017.  The note is convertible by the holder at a discount of 50% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion. As of September 30, 2016, the outstanding balance included principal of $115,114 plus interest of $908 for a total of $116,022.

Management has reviewed the terms of the convertible instruments to determine their fair value. After reviewing the characteristic and the value of the conversion, Management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining that the fair value of the notes is equal to their face value.

As the market value of the Company' stock is below it par value and exercise price, Management has concluded that the benefit of the conversion feature is zero and has not allocate a value to the conversion.

As of June 30, 2016, the Company outstanding liability of convertible debt was $517,735 plus interest of $49,431 for a total liability of $567,166. The liability was as follows:

Lender	Principal	Interest	Total
LG Capital	258,115	39,044	297,159
Carebourn Capital	259,621	10,389	270,010
Total	$517,736	$49,433	$567,169

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $279,730.56. The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company's outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 10- Legal).

Note 6 – Related Party

On February 2, 2015, the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10,000 votes on all matters of the Company in which the shareholders can vote.

Note 7 – Equity

On February 2, 2015, the Company issued 10,000,000 shares of Series A Preferred Stock to an officer and director of the Company. Each share of series A preferred has 10,000 votes for all shareholder matters compared to 1 vote for each share of common stock.

During the year ended September 30, 2015 the Company issued 540,282 shares of common stock for debt with a value of $228,317.

During the year ended September 30, 2015 the Company issued 8,572 shares of common stock for accrued liabilities with a value of $127,968.

During the year ended September 30, 2015 the Company issued 1,428 shares of common stock to a related party for service with a value of $50,000.

During the year ended September 30, 2015 the Company issued 2,977 shares of common stock to a related party for service with a value of $98,650.

During the year ended September 30, 2016 the Company issued 1,100,000 shares of common stock to two parties for service with a value of $80,000.

During the year ended September 30, 2016 the Company issued 208,428 shares of common stock for convertible debt with a value of $39,769

Note 8 - Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended September 30, 2016 or 2015.The Company's deferred tax assets consisted of the following as of September 30, 2016, and 2015:

--

	2016	2015
Total deferred tax asset	495,658	384,205
Valuation allowance	(495,658)	(384,205)
Net deferred tax asset	$-	$-

The Company had a net loss of $318,436 for the year ended September 30, 2016 and $534,515 for the same period in 2015.  As of September 30, 2016, the Company's net operating loss carry forward was $1,441,000 that will begin to expire in the year 2033.

Note 9 – Impairment Of Asset

During the year ended September 30, 2015, the Company reserved of $41,743 of assets.  The Company deemed the assets as not usable and thus impaired them.

Note 10 – Legal

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company in the County of Kings, in the Supreme Court of the State of New York (index number 516298/2016). The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total owing and due including principal and interest of $279,730.56. The Company has not counter claimed but believes that LG Capital unlawfully attempted to convert some of the loans to common stock of the Company has filed an injunction against the Company transfer agent to block LG Capital from such a conversion. In addition, the Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim made by LG Capital, is the opinion of management that the outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 5-Convertible Notes).

Note 11 - Subsequent Events

On October 3, 2016, the Company issued a convertible note to Carebourn Capital LP in the principal amount of $237,475 with net proceeds to the Company after original discount of $30,975 and legal and accounting fees of $6,500 of $200,000.  The matures on October 3, 2017, bears interest of 12% per annum and is convertible into common stock of the Company at 55% of the average lowest trading price for the 20 days prior to conversion. As part of the loan and agreement an Office and director of the Company has pledged his 10,000,000 shares of preferred stock as collateral of the loan.

On October 11, 2016, the Company completed an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company will required all outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. The Company's name will be changed to EcoCab, USA, Inc as soon as practical after closing. Subsequent closing through January 31. 2017 will take place and during the period from first closing to January 31, 2017,

•
The Company will not attempt to change the current management or operations of ECPLLC without the consent of Knori, but the Company will have the right to oversee ECPLLC's revenue and payments out on a daily and monthly basis,

•	The Company will use commercially reasonable efforts to finance the growth of EPCLLC's revenues, but at a minimum, the Company will provide at least $400,000 in working capital funds to ECPLLC,
•	all LIBE convertible notes held by Carebourn Capital L.P. are retired (or Carebourn Capital L.P. consents to the issuance to Knori of the Preferred Shares they hold as collateral)

--

•
and that the Company has not closed or entered into a binding agreement to merge with, acquire, or become acquired by, another company of equal or greater fair value (private or public) to ECPLLC. If the Preferred Shares Condition is fulfilled, Knori will be issued the Preferred Shares at a Subsequent Closing. "

Second closing conditions" requires that ECPLLC has audited financial statements available to the Company. If the Second Tranche Condition is met, The Company will issue the additional Common Shares to SELLER at a Subsequent Closing.

Third closing conditions requires ECPLLC:

•	made audited financials available to the Company within 71 days of the First Closing Date, and
•	has positive earnings before interest, tax and depreciation and amortization ("EBITDA") under GAAP for the month of January 2017.

If the third closing Conditions are met, the Company will issue the third closing Common Shares to Knori at a Subsequent Closing. The number of third closing Common Shares will be calculated so that Knori's resulting percentage of the Company is equitable based on the fair value of ECPLLC relative to the other assets of the Company, but in no event, will Knori be required to transfer or cancel shares to reduce Knori's percentage of the outstanding common stock to below 30%. If the parties cannot agree to an equitable number of shares to issue Knori, the matter will be submitted to binding arbitration. On November 1, 2016, the Company issued 360,000 shares of common stock for the acquisition.

On November 11, 2016, the Company issued 290,000 shares of common stock to two individuals for service.

--

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of September 30, 2016, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of September 30, 2016.  In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and
--

necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer's lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

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

Name	Age	Position with Liberated	Year First Became a Director
Brian Conway (1)	46	Chief Executive Offices, Chief Financial Officer and Director	2014
Jay Silverstein (2)	64	Director	2014
Kim O'Brien (3)	59	Director	2014
(1)	Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $12,000 per month as a consultant and received 5,000,000 shares of common stock.
(2)	Director as of October 1, 2014
(3)	Director as of October 1, 2014

Biographies

Brian P. Conway, the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board brings 20 years of proven success in marketing and business development for both private and publically traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street first as a co-founder of Waypoint Capital Partners. During this time, he has overseen national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation's top public relations firms. Mr. Conway has been involved with Liberated Energy for the past year and is responsible for its current joint ventures and for bringing its flagship product the Guard Lite to the marketplace.  His relationships with investment bankers, non-dilutive financing, and public relations will be instrumental in moving Liberated Energy forward in the upcoming months.
--

Jay Silverman, our Director, has more than 35 years of experience in the professional services industry.  The positions that he has held included Mid-Continent Operations Manager of a worldwide seismic service company, Vice President of Operations for a privately held environmental drilling service company, then Vice President of Field Operations for a NYSE listed oil service firm where he founded a new wholly owned subsidiary, the first onshore 3D seismic data acquisition company in the world, which he eventually took public in a successful IPO as its President, CEO, and Director.  Mr. Silverman also co-founded iSafe Imaging in 2002, a paper to digital knowledge preservation and information management company for which he was CEO until it was sold in 2010.

Kim Thorne O'Brien, our Director, graduated from Ursinis College in 1980 with a B.S. in Health and Physical Education, minor in Biology, graduated from Temple University with an M.S. Ed in Exercise Physiology in 1981 and completed all Ph.D. work except dissertation in Cardiovascular Physiology, a University Fellow.  From 1986 to 1995, Ms. O'Brien was Division Manager at Genentech, Inc.  From October 1995 to 2001, she was Regional Business Director, Northeast Region of MedImmune, Inc.  From 2001 to 2004, she was Vice President, Business Development & Marketing of AdvancedTraces, a company engaged in the development of supersensitive detection of biowarfare agents.  Since 2004, Ms. O'Brien has been President of Independence, Inc., a firm engaged in providing consulting services to start-up biotechnology companies (Diasome, Get Better Health, LifeCell Dx).

Code of Ethics

We do not currently have a Code of. Ethics.

Compliance with Section 16(a) of the Exchange Act

None of the officers, directors or owners own 10% or more of our common stock have filed reports required by section 16(a) of the Securities and Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides summary information for the years ended September 30, 2014, 2015, and 2016 concerning cash and non-cash compensation paid or accrued by us to or on behalf of our officers and directors.

DIRECTORS AND OFFICERS COMPENSATION
Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compensation ($) (1)
	Year				Restricted stock award(s) ($)	Securities underlying options/SARs (#)	LTIP Payouts ($)		Total Compensation
Brian Conway Executive Officer (1)	2016 2015 2014	118,696 129.700 84,000	-- -- --	-- -- --	-- 60,000 100,000	-- -- --	-- -- --	-- -- --	118,696 189,700 184,000
Jay Silverman, Director (2)	2016 2015 2014	-- -- --	-- -- --	-- -- --	-- 25,000 --	-- -- --	-- -- --	-- -- --	-- 25,000 --
Kim O'Brien, Director (3)	2016 2015 2014	-- -- --	-- -- --	-- -- --	-- 21,250 --	-- -- --	-- -- --	-- -- --	-- 21,250 --
(1)
Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway is to be paid $118,696 in 2016 as a consultant and received 12,000,000 shares of common stock and 10,000,000 preferred shares in 2015.

(2)	Director as of October 1, 2014.
(3)	Director as of October 1, 2014.
--

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

WARRANTS

On March 11, 2013, the Company entered a Common Warrant Agreement with Mr. Frank Pringle granting him the right to acquire 300,000 common shares of the Company on or before March 11, 2015 at $1.00 per share, and with Ms. Elyse Thompson granting her the right to acquire 200,000 common shares of the Company on or before March 11, 2015 at $1.00 per share. The warrants were not exercised and have expired.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 13, 2017 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares that the individual or entity has the right to acquire within 60 days after September 30, 2016 through the exercise of any stock option, warrant or other right, or the conversion of any security.  Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Brian Conway	1,429	0.01
Jay Silverman	714	0.00
Kim O' Brien	714	0.00
All directors and officers as a group	2,857	0.01
(1) Denotes officer or director.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. On February 2, 2015, the Company issued 10,000,000 shares of Series A Preferred Stock to an officer and director of the
--

Company. Each share of series A preferred has 10,000 votes for all shareholder matters compared to 1 vote for each share of common stock.

RELATED PARTY TRANSACTIONS

On February 2, 2015, the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10,000 votes on all matters of the Company in which the shareholders can vote.

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

Aggregate fees billed by the Company's principal accountants, Enterprise CPA, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 2016	FISCAL YEAR 2015
Audit Fees (1)	$17,000	$5,000
Tax Fees (2)	$ None	$ None
All Other Fees	None	None

PART IV

ITEM 15.	EXHIBITS

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date
31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase
* Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: January 17, 2017
	By:	BRIAN CONWAY
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN CONWAY	President, Director, Secretary, Chief Financial Officer	Date: January 17, 2017
Brian Conway	and Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

JAY SILVERMAN	Director	Date: January 17, 2017
Jay Silverman

KIM O'BRIEN	Director	Date: January 17, 2017
Kim O'Brien

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date
31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

* Filed with this Form 10-K