Form 10-K/A
period 2016-09-30
LIBERATED ENERGY, INC.
filed 2017-01-19
CIK 1503161

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the period ended September 30, 2016 is to furnish the audit and Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

/s/ Enterprise CPAs, Ltd

Enterprise CPAs, Ltd.
Chicago, IL
January 17, 2017

LIBERATED ENERGY, INC.
BALANCE SHEET

	September 30,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$1,804	$16,921
Prepaid expenses	--	--
Inventory	--	23,880
Total Current Assets	1,804	40,801

OTHER ASSESTS:

TOTAL ASSETS	$1,804	$40,801

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$49,433	$35,754
Unearned income	--	--
Convertible note payable	517,736	271,746
Note payable	--	50,000
Stock payable	--	50,000
Total Current Liabilities	567,169	407,500

TOTAL LIABILITIES	$567,169	$407,500

STOCKHOLDERS EQUITY

Preferred Stock: 10,000,000 shares authorized par value $0.001 per share; 10,000,000 and none issued and outstanding, respectively	10,000	10,000

Common Stock: 10,000,000,000 shares authorized par value $0.001 per share; issued and outstanding, 1,888,832 at September 30, 2016 and 579,900 at September 30, 2015	1,889	580
Additional paid-in-capital	824,414	705,954
Accumulated deficit	(1,401,668)	(1,083,232)
TOTAL STOCKHOLDERS' DEFICIT	$(565,365)	$(366,698)

TOTAL LIABILITIES AND EQUITY	$1,804	$40,801

The accompanying notes are an integral part of these statements.

LIBERATED ENERGY, INC
STATEMENT OF OPERATIONS

	2016	2015
Revenues	$--	$62,132
Cost of Goods Sold	--	19,333

Gross Profit	--	42,799

Operating Expenses
General and Administrative Expenses	285,367	439,043

Operating loss	(285,367)	(396,244)

Other Income (Expense):
Interest income	--	--
Interest expenses	(64,345)	(61,026)
Debt settlement	47,510	(35,502)
Impairment of assets	(16,234)	(41,743)
Total other expense	(33,068)	(138,217)

Net loss	$(318,436)	$(534,515)

Loss per Share, Basic & Dilutive	$(0.43)	$(3.30)

Weighted Average Shares Outstanding	798,545	161,909

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
Date: January 19, 2017
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

Signature	Title	Date

BRIAN CONWAY	President, Director, Secretary, Chief Financial Officer	Date: January 19, 2017
Brian Conway	and Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)

JAY SILVERMAN	Director	Date: January 19, 2017
Jay Silverman

	Director	Date: January ___, 2017
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