Form 10-Q
period 2016-12-31
Go Eco Group
filed 2017-02-21
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-55177

THE GO ECO GROUP
(Formally Liberated Energy, Inc.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,682,339 shares of common stock issued and outstanding as of February 21, 2017.

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

PART I:   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2016	2016
ASSETS

Current assets
Cash	$87,663	$1,804
Receivable EcoCab	182,520
Total current assets	270,183	1,804

Total assets	$270,183	$1,804

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$91,017	$49,433
Convertible notes payable	927,860	517,736
Total liabilities	1,018,878	567,169

Stockholders' deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 2,000,000,000, issued and outstanding 2,682,339 and 1,888,832 as of December 31, 2016 and September 30, 2016, respectively	2,682	1,889
Additional paid-in capital	1,101,797	824,414
Accumulated deficit	(1,863,174)	(1,401,668)
Total stockholders' deficit	(748,694)	(565,365)

Total liabilities and stockholders' equity(deficit)	$270,183	$1,804

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	Three Months
	2016	2015
Revenue	$--	$--
Cost of goods	--	--
Gross profit	--	--

Operating expenses:
Selling, general and administrative expenses	362,124	59,391
Loss from operations	(362,124)	(59,391)

Other Income(expense)
Other income	3	--
Note discount fees	(57,800)	--
Interest expense	(41,585)	(13,793)
Total other expense	(99,382)	(13,793)

Net loss	$(461,506)	$(73,184)

Net loss per common share basic and diluted	$(0.22)	$(0.38)

Weighted average number of common shares outstanding	2,109,821	682,235

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(461,506)	$(73,184)
Adjustments to reconcile net loss to net cash used in operating activity
Stock based compensation	275,500	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	41,585	13,793
Net cash used in operating activities	(144,421)	(59,391)

Cash Flows From Investing Activities
Loans to EcoCab	(182,520)	--
Net cash used in Investing activities	(182,520)	--

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	412,800	46,000
Net cash provided by financing activities	412,800	46,000

Net change in cash	85,859	(13,391)
Cash at beginning of period	1,804	16,921
Cash at end of period	$87,663	$3,530

Non-Cash Transactions
Common stock issued for convertible debt conversion	$2,676	$22,085

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
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

On July 6, 2016, the Company adopted a 1-for-3,500 reverse split of the Company's common stock.

On September 14, 2016, the Company entered into an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company will required all outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. The foregoing agreement was amended on October 11, 2016 and the Company also entered into an Addendum to the amended agreement.   The foregoing agreement and transaction described therein has not been completed as of the date of this report and there is no assurance that the transaction will ever be completed and the Company is contemplating rescinding the agreement and initiating suit against Knori.

On January 27, 2017, the Company reduced the authorized shares of common stock from 10,000,000,000 to 2,000,000,000 and changed the name from Liberated Energy, Inc to The Go Eco Group.

Bases of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2016 Annual Report filed with the SEC for year-end September 30, 2016.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $748,695 and an accumulated deficit of $1,863,174 as of December 31, 2016. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company not generated revenue during the three months period ended December 31, 2016 and 2015. It is the Company's policy that revenue from product sales or services will be recognized in accordance with ASC 605 "Revenue Recognition". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

NOTE 5 – RELATED PARTY

On February 4, 2015, the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

NOTE 6 – EQUITY

During the three months ended December 31, 2016 the Company issued 1,650,000 shares of commons stock with a value of $275,500 to four entities for services.

During the three months ended December 31, 2016 the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock

On November 22, 2016, the Company issued 53,507 shares of common stock to Carebourn Capital with a value of $2,675 for convertible debt.

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

On October 3, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $237,475 less an original discount of $30,975 plus transaction fees of $6,500 for a net advanced of $200,000.  The note bears an interest rate of 12% per annum. The note matures on October 3, 2017.  The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion.

On December 13, 2016, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principle amount of $77,000 less legal fees of $2,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on September 28, 2017.  The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company's stock for the 10 days prior to the conversion.

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

As of December 31, 2016, the Company outstanding liability of convertible debt was $927,860 plus interest of $91,017 for a total liability of $1,018,878.

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

NOTE 8 – RECEIVABLES

The Company has advanced Eco Cab $182,520 as part of the acquisition agreement dated October 11, 2016. As the closing has not occurred, due to the failure of EcoCab meeting the agreement requirements, the Company has treated the advances as receivables due the Company.

NOTE 9 – SUBEQUENT EVENT

On January 9, 2017, the Company advanced Eco Cab $15,000 cash as a receivable.  On January 27, 2017, the Company reduced the authorized shares of common stock from 10,000,000,000 to 2,000,000,000 and changed the name from Liberated Energy, Inc. to The Go Eco Group.

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

On July 6, 2016, the Company affected a 1-for-3,500 reverse split of the Company's common stock.

On September 14, 2016, the Company entered into an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company will required all outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. The foregoing agreement was amended on October 11, 2016 and the Company also entered into an Addendum to the amended agreement.  The foregoing agreement and transaction described therein has not been completed as of the date of this report and there is no assurance that the transaction will ever be completed and the Company is contemplating rescinding the agreement and initiating suit against Knori.

The Company has advanced Eco Cab $197,520 as part of the agreement. As the closing, has not incurred, due to the failure of EcoCab meeting the agreement requirements, the Company has treated the advances as receivables due the Company.

Results of Operations

Revenue

During the three months ended December 31, 2016 and 2015 the Company had no revenue.

Operation and Administrative Expenses

During the three months ended December 31, 2016 the Company incurred general and administrative expense of $362,124 compared to $59,391 in the same period in 2015, respectively. Higher costs in the period ending December 31, 2016 over the same period in 2015 was attributed to stock base compensation in 2016 of $275,500 incurred in 2016.

Other Income (Expense)

During the three months ended December 31, 2016 the Company incurred other expense of $99,382 compared to $13,793 in the same period in 2015.  Higher expenses in 2016 were attributed to note discount of $57,888 and interest expense of $41,585 compared to interest expense of $13,793 in the same period in 2015.

Net Loss

The net loss for the three months ended December 31, 2016 was $461,506 compared to $73,184 for the same periods in 2015, respectively.

Liquidity and Capital Resources

The Company has current assets of $270,183 and current liabilities of $1,018,878 resulting in negative working capital of $748,695. This compares to negative working capital of $565,365 for the period ended December 31, 2015. The increase in negative working capital to December 31, 2016 from December 31, 2015 was $183,330 and attributable to the higher loss in 2016 over the same period in 2015.

Funds used in operating activities was $144,421 for the three months ended December 31, 2016 compared to funds used of $59,391 for the same period in 2015. The larger loss in 2016 was the major contributor to the increase in funds used in 2016 over 2015.

Funds used in investing activities for the three months ended December 31, 2016 was $182,520 compared to zero for the same period in 2015. The Company invested through loans to EcoCab as part of the agreement made in October 2016. As the closing per the agreement did not occur the Company has treated its advances as loans

Fund provided by financing activities for the three-month period ended December 31, 2016 was $412,800 compared to $46,000 for the same period in 2015. The Company issued convertible debt of for its financing activity in both 2016 and 2015.

Off-Balance Sheet Arrangements

The Company does not have any relationships with un entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2016, the Company issued 1,650,000 shares of commons stock with a value of $275,500 to four entities for services.

During the three months ended December 31, 2016, the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock.

On November 22, 2016, the Company issued 53,507 shares of common stock to Carebourn Capital with a value of $2,675 for convertible debt.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended December 31, 2016, the Company issued 1,650,000 shares of commons stock with a value of $275,500 to four entities for services.

During the three months ended December 31, 2016, the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock.

On November 22, 2016, the Company issued 53,507 shares of common stock to Carebourn Capital with a value of $2,675 for convertible debt.

The Company failed to report the foregoing transactions of Form 8-K.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	Filing Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/08/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/2013

3.4	By-laws	S-1	12/08/2010

3.5	Amended Articles of Incorporation dated March 17, 2014 as filed with the Secretary of State in Nevada on March 17, 2014	8-K	03/17/2014

3.6	Amended Articles of Incorporation dated January 17, 2017	8-K	01/30/2017

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	01/24/2013

10.2	Stock Exchange Agreement to acquire EcoCab LLC	8-K	09/20/2016

10.3	Promissory Note dated September 7, 2016 – Carebourn Capital, L.P.	8-K	09/20/2016

10.4	Promissory Note dated September 16, 2016 – Carebourn Capital, L.P.	8-K	09/20/2016

10.5	Addendum #1 to Amended and Restated Stock Exchange Agreement	8-K/A-1	10/17/2016

10.6	Assignment of LLC Membership Interest	8-K/A-2	11/17/2016

31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	Taxonomy Extension Presentation Linkbase

* Filed with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GO ECO GROUP
(Formerly, Liberated Energy, Inc.)
(The "Registrant")

Dated: February 21, 2017	BY:	BRIAN CONWAY
Brian Conway
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

EXHIBIT INDEX

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	Filing Date
3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/08/2010

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/2013

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/2013

3.4	By-laws	S-1	12/08/2010

3.5	Amended Articles of Incorporation dated March 17, 2014 as filed with the Secretary of State in Nevada on March 17, 2014	8-K	03/17/2014

3.6	Amended Articles of Incorporation dated January 17, 2017	8-K	01/30/2017

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	01/24/2013

10.2	Stock Exchange Agreement to acquire EcoCab LLC	8-K	09/20/2016

10.3	Promissory Note dated September 7, 2016 – Carebourn Capital, L.P.	8-K	09/20/2016

10.4	Promissory Note dated September 16, 2016 – Carebourn Capital, L.P.	8-K	09/20/2016

10.5	Addendum #1 to Amended and Restated Stock Exchange Agreement	8-K/A-1	10/17/2016

10.6	Assignment of LLC Membership Interest	8-K/A-2	11/17/2016

31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	Taxonomy Extension Presentation Linkbase

* Filed with this Form 10-Q