Form 10-Q
period 2017-03-31
Go Eco Group
filed 2017-05-15
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or
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
Yes ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,202,667 shares of common stock issued and outstanding as of May 15, 2017.

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

PART I: FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS

Current assets
Cash	$47,050	$1,804
Receivable EcoCab	43,324
Total current assets	90,374	1,804

Total assets	$90,374	$1,804

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$106,135	$49,433
Convertible notes payable	915,334	517,736
Total liabilities	1,021,469	567,169

Stockholders' deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 2,000,000,000, issued and outstanding 3,202,667 and 1,888,832 as of March 31, 2017 and September 30, 2016, respectively	3,202	1,889
Additional paid-in capital	1,133,345	824,414
Accumulated deficit	(2,077,642)	(1,401,668)
Total stockholders' deficit	(931,095)	(565,365)

Total liabilities and stockholders' equity(deficit)	$90,374	$1,804

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
STATEMENT OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED MARCH 31,
(UNAUDITED)

	Three Months		Six Months
	2017	2016	2017	2016
Revenue	--	$--
Cost of goods	--	--
Gross profit	--	--

Operating expenses:
Selling, general and administrative expenses	225,855	116,727	587,979	176,119
Loss from operations	(225,855)	(116,727)	(587,979)	(176,119)

Other Income(expense)
Other income	1	--	5	--
Gain(loss) on debt adjustment	29,503		29,503
Note discount fees	--	--	(57,800)	--
Interest expense	(18,118)	(19,460)	(59,703)	(33,253)
Total other income (expense)	11,386	(19,460)	(87,995)	(33,253)

Net loss	$(214,469)	$(136,187)	$(675,974)	$(209,371)

Net loss per common share basic and diluted	$(0.07)	$(0.18)	$(0.25)	$(0.29)

Weighted average number of common shares outstanding	2,989,260	767,919	2,738,805	725,713

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED MARCH 31,
(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(675,974)	$(209,371)
Adjustments to reconcile net loss to net cash used in operating activity
Stock based compensation	291,544	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	56,702	68,153
Net cash used in operating activities	(327,728)	(141,218)

Cash Flows From Investing Activities
Funds designated for acquisition of EcoCab	(197,520)	--
Cancellation of funds designated for acquisition of EcoCab	(154,196)	--
Net cash used in Investing activities	(43,324)	--

Cash Flows From Financing Activities:
Debt issued to pay accounts payable		8,000
Proceeds from issuance of convertible debt	416,298	127,000
Net cash provided by financing activities	416,298	135,000

Net change in cash	45,246	(6,218)
Cash at beginning of period	1,804	16,921
Cash at end of period	$47,050	$10,703

Non-Cash Transactions
Common stock issued for convertible debt conversion	$18,700	$39,769

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The Go Eco Group (formally Liberated Energy), Inc. (the "Company"), formerly known as Mega World Food Holdings Company is a Nevada corporation formed on September 14, 2010.

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

On September 14, 2016, the Company entered into an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company was to acquire all outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. The foregoing agreement was amended on October 11, 2016 and the Company also entered into an Addendum to the amended agreement.   The foregoing agreements and transaction described therein were not completed and were terminated as a result of the breach of contract, fraud, fraudulent inducement, fraud in the factum, negligent misrepresentation, misrepresentation, contractual interference, breach of fiduciary duty, negligence, and conversion, all of which were perpetrated by Ron Knori, individually, and in his capacity as manager of EcoCab.

On January 27, 2017, the Company reduced the authorized shares of common stock from 10,000,000,000 to 2,000,000,000 and changed the name from Liberated Energy, Inc to The Go Eco Group.

On March 6, 2017, the Company terminated the agreements with Ron Knori and EcoCab based upon breach of contract, fraud, fraudulent inducement, fraud in the factum, negligent misrepresentation, misrepresentation, contractual interference, breach of fiduciary duty, negligence, and conversion, all of which were perpetrated by Ron Knori, individually, and in his capacity as manager of EcoCab.

Bases of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2017 Annual Report filed with the SEC for yearend September 30, 2017.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $931,095 and an accumulated deficit of $2,077,642 as of March 31, 2017. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company not generated revenue during the three and six months period ended March 31, 2017 and 2016. It is the Company's policy that revenue from product sales or services will be recognized in accordance with ASC 605 "Revenue Recognition". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

NOTE 5 – RELATED PARTY

On February 4, 2015, the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

NOTE 6 – EQUITY

During the six months ended March 31, 2016 the Company issued 1,650,000 shares of commons stock with a value of $275,500 to four entities for services.

During the six months ended March 31, 2016 the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock

During the six months ended March 31, 2017 the Company issued 433,835 shares of common stock to Carebourn Capital with a value of $18,700 for convertible debt.

NOTE 7 – CONVERTIBLE DEBT

On October 13, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $237,475 less an original discount of $30,975 plus transaction fees of $6,500 for a net advanced of $200,000.  The note bears an interest rate of 12% per annum. The note matures on October 3, 2017.  The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion. On September 15, 2016 $85,000 was returned to Carebourn reducing the principal balance to $115,114.

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

On December 13, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $98,325 less an original discount of $12,825 for a net advanced of $80,000.  The note bears an interest rate of 12% per annum. The note matures on December 13, 2018.  The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion.

On February 28, 2017, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principle amount of $33,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017.  The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company's stock for the 10 days prior to the conversion.

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

NOTE 8 – RECEIVABLES

The Company designated $197,520 as part of the acquisition of EcoCab as per the agreement dated October 11, 2016. As the agreements were terminated by the Company, the Company cancelled the designation due to the failure of EcoCab meeting the agreements' requirements.

During the six months period ended March 31, 2017, the Company designated $197,520 in cash for the acquisition of EcoCab and withdrew $154,196 thereof from the designation leaving a balance due the Company as of March 31, 2017 of $43,324.

NOTE 9 – SUBSEQUENT EVENTS

Management has reviewed all events as of May 15, 2017 and has determined there are no subsequent reportable events.

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

Overview

Go Eco Group, (formally Liberated Energy), Inc. is a Nevada corporation formed on September 14, 2011.  We were incorporated as Mega World Food Holding Company for the purpose of selling frozen vegetable products in all areas of the world except China.

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

On September 14, 2016, the Company entered into an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company was to acquire all outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. The foregoing agreement was amended on October 11, 2016 and the Company also entered into an Addendum to the amended agreement.   The foregoing agreements and transaction described therein were not completed and were terminated as a result of the breach of contract, fraud, fraudulent inducement, fraud in the factum, negligent misrepresentation, misrepresentation, contractual interference, breach of fiduciary duty, negligence, and conversion, all of which were perpetrated by Ron Knori, individually, and in his capacity as manager of EcoCab.

On January 27, 2017, the Company reduced the authorized shares of common stock from 10,000,000,000 to 2,000,000,000 and changed the name from Liberated Energy, Inc to The Go Eco Group.

On March 6, 2017, the Company terminated the agreements with Ron Knori and EcoCab based upon breach of contract, fraud, fraudulent inducement, fraud in the factum, negligent misrepresentation, misrepresentation, contractual interference, breach of fiduciary duty, negligence, and conversion, all of which were perpetrated by Ron Knori, individually, and in his capacity as manager of EcoCab.

The Company designated $197,520 as part of the acquisition of EcoCab as per the agreement dated October 11, 2016. As the agreements were terminated by the Company, the Company cancelled the designation due to the failure of EcoCab meeting the agreements' requirements.

During the six months period ended March 31, 2017, the Company designated $197,520 in cash for the acquisition of EcoCab and withdrew $154,196 thereof from the designation leaving a balance due the Company as of March 31, 2017 of $43,324.
Results of Operations

Revenue

During the three and six months ended March 31, 2017 and 2016 the Company had no revenue.

Operation and Administrative Expenses

During the three and six months ended March 31, 2017 the Company incurred general and administrative expense of $225,855 and $587,979 compared to $116,727 and $176,119 in the same period in 2016, respectively. Higher costs in the period ending March 31, 2017 over the same period in 2016 was attributed to stock base compensation in 2017 of $291,544 incurred in 2017.

Other Income (Expense)

During the three and six months ended March 31, 2017 the Company incurred other income of $11,386 and other expense of $87,995 compared to $19,460 and $33,253 in the same period in 2016.

Net Loss

The net loss for the three and six months ended March 31, 2017 was $214,469 and $675,974 compared to $136,187 and $209,371 for the same periods in 2016, respectively.

Liquidity and Capital Resources

The Company has current assets of $90,374 and current liabilities of $1,021,469 resulting in negative working capital of $931,095. This compares to negative working capital of $565,365 for the period ended September 30, 2016. The increase in negative working capital to March 31, 2017 is attributed to higher costs in 2017 over 2016.

Funds used in operating activities was $327,728 for the six months ended March 31, 2017 compared to funds used of $141,218 for the same period in 2016. The stock based compensation contributed to the majority of the higher use of funds in 2017 over 2016.

Funds used in investing activities for the six months ended March 31, 2017 was $43,324 compared to zero for the same period in 2016. The Company invested through loans to EcoCab as part of the agreement made in October 2017. The investing amount is the net balance as of March 31, 2017 from the initial amount invested of $182,500 less the amount repaid of $139,196.

Fund provided by financing activities for the six month period ended March 31, 2017 was $416,298 compared to $135,000 for the same period in 2016. The Company issued convertible debt of for its financing activity in both 2017 and 2016.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our six months period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2016 the Company issued 1,650,000 shares of commons stock with a value of $275,500 to four entities for services.

During the six months ended March 31, 2016 the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock.

During the six months ended March 31, 2017 the Company issued 433,835 shares of common stock to Carebourn Capital with a value of $18,699 for convertible debt.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS.

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

* Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GO ECO GROUP
(formerly, Liberated Energy, Inc.) (the "Registrant")

Date: May 15, 2017	By:	BRIAN CONWAY
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

* Filed with this Form 10-Q.