Form 10-Q
period 2017-06-30
Go Eco Group
filed 2017-08-10
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,202,667 shares of common stock issued and outstanding as of July 31, 2017.

PART I:   FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2017	2016
ASSETS

Current assets
Cash	$5,515	$1,804
Accounts receivable	48,990	--
Total current assets	54,505	1,804

Other asset
Receivable – EcoCab	43,324	--
Total assets	$97,829	$1,804

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$140,372	$49,433
Convertible notes payable	915,334	517,736
Total liabilities	1,055,706	567,169

Stockholders' deficit
Preferred shares, par value $0.001 10,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 2,000,000,000, issued and outstanding 3,202,667 and 1,888,832 as of June 30, 2017 and September 30, 2016, respectively	3,202	1,889
Additional paid-in capital	1,133,345	824,414
Accumulated deficit	(2,104,424)	(1,401,668)
Total stockholders' deficit	(957,877)	(565,365)

Total liabilities and stockholders' equity(deficit)	$97,829	$1,804

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
STATEMENT OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED JUNE 30,
(UNAUDITED)

	Three Months		Nine Months
	2017	2016	2017	2016

Revenue	$48,990	$--	$48,990	$--
Cost of sales	14,000	--	14,000	--

Gross Profit	34,990	--	34,990	--

Expenses
Operating expenses:
Selling, general and administrative expenses	41,535	43,040	629,513	219,158
Loss from operations	(6,545)	(43,040)	(594,523)	(219,158)

Other Income(expense)
Other income	--	--	4	--
Gain(loss) on debt adjustment	--	--	29,503	--
Note discount fees	--	--	(57,800)	--
Interest expense	(20,237)	--	(79,940)	(33,253)
Total other income (expense)	(20,237)	--	(108,233)	(33,253)

Net loss	$(26,782)	$(43,040)	$(702,756)	$(252,411)

Net loss per common share basic and diluted	$(0.01)	$(0.00)	$(0.24)	$(0.00)

Weighted average number of common shares outstanding	3,202,667	788,330	2,893,426	746,432

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(Formally Liberated Energy, Inc)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(702,756)	$(252,411)
Adjustments to reconcile net loss to net cash used in operating activity
Stock based compensation	291,544	--
Changes in operating assets and liabilities:
Accounts receivable	(48,990)	--
Accounts payable and accrued expense	90,939	68,152
Net cash used in operating activities	(369,263)	(184,259)

Cash Flows From Investing Activities
Loans to EcoCab	(197,520)	--
Loans repaid from EcoCab	154,196	--
Net cash used in Investing activities	(43,324)	--

Cash Flows From Financing Activities:
Debt issued to pay accounts payable	--	8,000
Proceeds from issuance of convertible debt	416,298	162,001
Net cash provided by financing activities	416,298	170,001

Net change in cash	3,711	(14,258)
Cash at beginning of period	1,804	16,921
Cash at end of period	$5,515	$2,663

Non-Cash Financing Activities:
Common stock issued for convertible debt conversion	$18,700	$39,769

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2016 Annual Report filed with the SEC for year-end September 30, 2016.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $1,001,201 and an accumulated deficit of $2,104,424 as of June 30, 2017. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company generated revenue during the three and nine months period ended June 30, 2017 but no revenue was generated for the 2016 period. It is the Company's policy that revenue from product sales or services will be recognized in accordance with ASC 605 "Revenue Recognition". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

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

NOTE 6 – EQUITY

During the nine months ended June 30, 2016 the Company issued 1,650,000 shares of commons stock with a value of $275,500 to four entities for services.

During the nine months ended June 30, 2016 the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock

During the nine months ended June 30, 2017 the Company issued 433,835 shares of common stock to Carebourn Capital with a value of $18,700 for convertible debt.

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

NOTE 8 – RECEIVABLES

The Company had advanced Eco Cab $197,520 as part of the acquisition agreement dated October 11, 2016. As the closing has not occurred, due to the failure of EcoCab meeting the agreement requirements, the Company has treated the advances as receivables due the Company.

During the nine months period ended June 30, 2017 the Company advanced Eco Cab $197,520 in cash and received payments of $ 154,196 leaving a balance due the Company as of June 30, 2017 of $43,324.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and determined that there were no subsequent events that require adjustment to the financial statements. The sole subsequent event requiring disclosure is shown below.

On July 12, 2017 the Company issued a convertible note for $38,000 to Power UP Lending Group, LLC. The note bears an interest rate of 8% matures on April 30, 2018 and is convertible into the Company's common stock 180 days following the date of the note at 58% of the average of the lowest 3 trading prices that occur within 10 days prior to conversion.

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

During the nine months period ended June 30, 2017, the Company designated $197,520 in cash for the acquisition of EcoCab and withdrew $154,196 thereof from the designation leaving a balance due the Company as of June 30, 2017 of $43,324.

Results of Operations

Revenue

During the three and nine months ended June 30, 2017 and 2016 the Company had revenues of $48,990 in both periods of 2017 and none in the same periods of 2016.

Cost of Sales

The Company incurred cost of sales for the three and nine month periods ended June 30,2017 of $14,000 and none in the same periods in 2016.

Operation and Administrative Expenses

During the three and nine months ended June 30, 2017 the Company incurred general and administrative expense of $41,535 and $629,513 compared to $43,034 and $219,158 in the same period in 2016, respectively. Higher costs in the period ending June 30, 2017 over the same period in 2016 was attributed to stock base compensation in 2017 of $291,544 incurred in 2017.

Other Income (Expense)

During the three and nine months ended June 30, 2017 the Company incurred other expense of $20,237 and $108,237 compared to zero and $33,253 in the same period in 2016.

Net Loss

The net loss for the three and nine months ended June 30, 2017 was $26,782 and $702,756 compared to $$43,040 and $252,411 for the same periods in 2016, respectively.

Liquidity and Capital Resources

The Company has current assets of $54,505 and current liabilities of $1,055,706 resulting in negative working capital of $1,001,201. This compares to negative working capital of $567,169 for the period ended September 30, 2016. The increase in negative working capital to June 30, 2017 is attributed to higher costs in 2017 over 2016.

Funds used in operating activities were $369,263 for the nine months ended June 30, 2017 compared to funds used of $184,259 for the same period in 2016.   The increase in general and administrative expenses, exclusive of stock based compensation, contributed to the majority of the higher use of funds in 2017 over 2016.

Funds used in investing activities for the nine months ended June 30, 2017 was $43,324 compared to zero for the same period in 2016. The Company invested through loans to EcoCab as part of the agreement made in October 2016. The investing amount is the net balance as of June 30, 2017 from the initial amount invested of $197,520 less the amount repaid of $154,196.

Fund provided by financing activities for the nine months period ended June 30, 2017 was $416,298 compared to $170,001 for the same period in 2016. The Company issued convertible debt of for its financing activity in both 2017 and 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

None.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Number	Filed herewith
3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/08/10	3.1

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/13	3.1

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/13	3.2

3.4	By-laws	S-1	12/08/10	3.2

3.5	Amended Articles of Incorporation dated March 17, 2014 as filed with the Secretary of State in Nevada on March 17, 2014	8-K	03/17/14	3.1

3.6	Amended Articles of Incorporation dated January 17, 2017	8-K	01/30/17	3.6

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	01/24/13	10.1

10.2	Stock Exchange Agreement to acquire EcoCab LLC	8-K	09/21/16	10.1

10.3	Promissory Note dated September 7, 2016 – Carebourn Capital, L.P.	8-K	09/21/16	10.2

10.4	Promissory Note dated September 16, 2016 – Carebourn Capital, L.P.	8-K	09/21/16	10.3

10.5	Addendum #1 to Amended and Restated Stock Exchange Agreement	8-K/A-1	10/17/16	10.5

10.6	Assignment of LLC Membership Interest	8-K/A-2	11/17/16	10.6

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GO ECO GROUP, INC. (formally Liberated Energy, Inc.)

Date: August 9, 2017	By:	BRIAN CONWAY
Brian Conway
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Number	Filed herewith
3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated September 14, 2010	S-1	12/08/10	3.1

3.2	Amended Articles of Incorporation as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/13	3.1

3.3	Certificate of Change as filed with the Nevada Secretary of State dated February 6, 2013	8-K	02/07/13	3.2

3.4	By-laws	S-1	12/08/10	3.2

3.5	Amended Articles of Incorporation dated March 17, 2014 as filed with the Secretary of State in Nevada on March 17, 2014	8-K	03/17/14	3.1

3.6	Amended Articles of Incorporation dated January 17, 2017	8-K	01/30/17	3.6

10.1	Patent Acquisition Agreement dated January 23, 2013	8-K	01/24/13	10.1

10.2	Stock Exchange Agreement to acquire EcoCab LLC	8-K	09/21/16	10.1

10.3	Promissory Note dated September 7, 2016 – Carebourn Capital, L.P.	8-K	09/21/16	10.2

10.4	Promissory Note dated September 16, 2016 – Carebourn Capital, L.P.	8-K	09/21/16	10.3

10.5	Addendum #1 to Amended and Restated Stock Exchange Agreement	8-K/A-1	10/17/16	10.5

10.6	Assignment of LLC Membership Interest	8-K/A-2	11/17/16	10.6

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Taxonomy Extension Presentation Linkbase				X