Form 10-K
period 2017-09-30
Go Eco Group
filed 2018-01-12
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter. $201,265.

As of January 12, 2018 the registrant had 21,070,394 shares of common stock outstanding.

THE GO ECO GROUP, INC
(formally Liberated Energy, Inc.)

PART I

ITEM 1 – BUSINESS.

History

The Go Eco Group, Inc. is a Nevada corporation formed on September 14, 2011.  We were incorporated as Mega World Food Holding Company for the purpose of selling frozen vegetable products in all areas of the world except China.

GUARDLITE

On January 19, 2013, pursuant to a Common Stock Purchase Agreement, dated January 7, 2013, Perpetual Wind Power Corporation, a privately held corporation formed under the laws of the State of Delaware on July 1, 2010, acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of the Company. Thereafter, the Company acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind Power Corporation returned to treasury its 24,500,000 shares it acquired from the Company's shareholders. As a result of this transaction, the Company had on January 19, 2013, 3,000,000 shares issued and outstanding. On February 14, 2013, the Company changed its name from Mega World Food Holding Company to The Go Eco Group, Inc. and underwent a 24 for 1 stock split, whereby the Company's outstanding shares increased from 3,000,000 to 72,000,000.

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

On January 27, 2017, the Company reduced the authorized shares of common stock from 10,000,000,000 to 2,000,000,000 and changed the name from The Go Eco Group, Inc to The Go Eco Group.

On August 15, 2017, we entered into an agreement (the "Agreement") with Medsite Services, Inc., a Nevada corporation ("MDST") wherein we agreed to acquire from MDST, all of MDST's right, title and interest in and to Integro Health Systems, Inc., a Nevada corporation ("Integro").  MDST has represented to us that it owns 100% of the outstanding securities of Integro and Integro is a wholly owned subsidiary corporation of MDST.  We closed this transaction on August 28, 2017 and accordingly, Integro became wholly owned by us.  In consideration of the foregoing, we issued 1,170,005 restricted shares of our Series B Preferred Stock to certain shareholders of MDST as disclosed in the Agreement.  As part of the consideration for the foregoing transaction, we and our president, Brian Conway cancelled 9,000,000 shares of our Series A Preferred Stock owned by Mr. Conway and amend the Series A Preferred Stock designation to reflect each share of Series A Preferred Stock has 10,000 votes per share and votes with the common on certain matters.  The amended designation of the Series A Preferred Stock has been filed with the Nevada Secretary of State.  Likewise, the designation for the Series B Preferred Stock has been filed with the Nevada Secretary of State.

On December 21, 2017 the company formed a joint venture with Bravatek Solutions, Inc a Colorado corporation. Under the terms of the agreement the Company will own 65% of the joint venture and contribute $100 plus a nonexclusive license of the intellectual property necessary to develop the Light Guard System with Bravatek contributing $25,000 plus the sale of software to the JV for $65,000.

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

ITEM 1A – RISK FACTORS.

We are a smaller reporting Company and are not required to include disclosures under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company and are not required to include disclosure under this item.

ITEM 2 – PROPERTIES.

Our principal executive offices are located at 2 Colman Court, Southampton, New Jersey 08099.  The office space is provided to us by our former Chief Executive Officer free of charge.

ITEM 3 – LEGAL PROCEEDINGS.

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

ITEM 4 – MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	HIGH	LOW

FISCAL YEAR ENDED SEPTEMBER 30, 2016

First Quarter	$0.3448	$0.0034
Second Quarter	$0.6897	$0.3448
Third Quarter	$0.3448	$0.34485
Fourth Quarter	$0.3448	$0.06001

	HIGH	LOW

FISCAL YEAR ENDED SEPTEMBER 30, 2017

First Quarter	$0.177	$0.044
Second Quarter	$0.1800	$0.0358
Third Quarter	$0.0389	$0.0159
Fourth Quarter	$0.0647	$0.0247

(b)                Holders.

As of January __, 2018, there were approximately 46 record holders of shares of the Company's common stock.

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

(e)                Recent Sales of Unregistered Securities.

None

ITEM 6 – SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," and "Liberated" refer to The Go Eco Group, a Nevada Corporation.

ORGANIZTION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended September 30, 2017 and 2016 of The Go Eco Group, Inc., a Nevada corporation ("Liberated" the "Company," "our," or "we"). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended September 30, 2017, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes sale of alternative energy devices.

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

Results of Operations

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Revenue and Cost of Sales

Our revenues and cost of sales were $48,990 and $14,000, respectively, for the year ended September 30, 2017. For the year ended September 30, 2016 we did not have revenues or cost of sales.

General and Administrative Expenses

General and administrative costs for the year ended September 30, 2017 was $1,377,609 compared to $285,367 for the year ended September 30, 2016.  The higher cost in 2017 was attributed mostly to stock based compensation of $844,164 versus $10,000 in 2016.

Other Income (Expense)

Other expense was $121,503 for the year ended September 30, 2017 compared to $33,068 for the year ended September30, 2016. The higher amount in 2017 is directly attributed to debt settlement gain of $29,503 offset by interest expense of $151,010.

Net Loss

The Company incurred a net loss of $1,464,122 for the year ended September 30, 2017 compared to a net loss of $318,436 for the year ended September 30, 2016. Higher general and administrative expense plus increased other expenses attributed to the higher loss in 2017 over 2016.

Financial Condition

Cash, Cash Flows, and Working Capital

The Company had a cash balance of $67,353 and a working capital deficit of $1,025,703 at September 30. 2017 as compared to a net cash balance of $1,804 and a working capital deficit of $565,365 at September 30, 2016. The decrease in working capital is primarily attributable loss in 2017 plus increase in current liabilities through short term debt borrowings of $455,350 plus an increase in accrued interest of $70,537.

Operations used $446,127 of cash during 2017 as compared to $287,085 used during 2016. The change in operating cash flows during 2016 was principally attributable to increased losses in 2017 over 2016.

Cash used in investing activity during the years ended September 30, 2017 was $43,324 which consisted of loans to Eco Cab of $197,520 offset by repayments of $ 154,196 verse none in 2016. As of September 30, 2017, the Company impaired the balance of $43,324 as it is uncollectible.

Cash flows provided by financing activities provided cash flows of $555,000 during 2017 as compared to $271,968 during 2016.  Cash flows provided by financing activities during the 2017 period related to debt financing of $555,000. Cash provided in financing activities in 2016 is attributed to borrowings on debt of $271,968.

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

During the year ended September 30, 2016 the Company issued 208,428 shares of common stock for convertible debt with a value of $39,769

During the year ended September 30, 2017 the Company issued 5,880,000 shares of commons stock with a value of $844,165 for services.

During the year ended September 30, 2017 the Company issued 6,699,471 shares of common stock with a value of $145,619 for convertible debt.

Convertible Notes

LG Capital Funding

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), to replace the $41,400 convertible note issued to Eastmore Capital The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion

On August 11, 2015, LG Capital's lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion.  Per the Company the note was not funded but the Company has accrued the note and interest, totaling $31,843.

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

On September 15, 2017, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $279,730.56. The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company's outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 9- Legal).

Carebourn Capital

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

On July 25, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $23,000 with an interest rate of 12% per annum. The note matures on July 25, 20172017.  The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion.

On September 7, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $197,363,70 less legal fees of $8,000 with an interest rate of 12% per annum. The note matures on September 7, 20172017.  The note is convertible by the holder at a discount of 50% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion.

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

 As of September 30, 2017, the Company owed Carebourn capital $522,510 in principal and interest of $77,877 for a total of $600,387.

Power Up Lending

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

As of September 30, 2017, the Company owed Power Up lending $152,460 in principal and $2,733 in interest for a total of $155,193.

Crown Bridge Partners

On August 21, 2017, the Company issued a Convertible Note to Crown Bridge Partners for a principle amount of $33,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017.  The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company's stock for the 10 days prior to the conversion

As of September 30, 2017, the Company owed Crown Bridge Partners $40,000 in principal and $316 in interest for a total of $40,316.

Management has reviewed the terms of the convertible instruments to determine their fair value. After reviewing the characteristic and the value of the conversion, Management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining that the fair value of the notes is equal to their face value.

ITEM 7A – QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting Company and are not required to include disclosures under this item

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are audited and appear immediately after the signature page of this report.  See "Index to Financial Statements" on page F-1 of this report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE.

From September 14, 2010 through May 9, 2017, Enterprise CPAs, Ltd. ("Enterprise") was the independent registered public accounting firm of The Go Eco Group (the "Company"). On or about May 9, 2017, Enterprise informed Brian Conway, the Company's chief executive officer and a member of the Company's Board of Directors (the "Board"), that Enterprise would discontinue as the Company's independent registered public accounting firm effective on May 9, 2017.

None of our previous audit reports, in particular the audit reports for the fiscal years ended September 30, 2016 and September 30, 2015, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years ended September 30, 2016 and September 30, 2015.

During the Company's two most recent fiscal years, the subsequent interim periods thereto, and through May 9, 2017, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Enterprise on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Enterprise would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company's two most recent fiscal years, the subsequent interim periods thereto, and through May 9, 2017, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We furnished Enterprise with a copy of this disclosure on May 16, 2017 providing Enterprise with the opportunity to furnish the Company with a letter addressed to the Commission stating whether he agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which he does not agree.  A copy of Enterprise's response is filed as Exhibit 16.1 to this Report.

New independent registered public accounting firm

On May 10, 2017, we engaged De Leon & Company, P.A., Certified Public Accountants and Consultants, 510 NW 159th Lane, Pembroke Pines, Florida 33028, telephone (954) 445-6478, an independent registered accounting firm, as our principal independent accountant with the approval of our board of directors.

During the fiscal years ended September 30, 2016 and September 30, 2015, and the subsequent interim periods through May 9, 2017, neither the Company nor anyone acting on its behalf consulted the De Leon & Company, P.A. with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that De Leon & Company, P.A. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of September 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of September 30, 2017, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of September 30, 2017.  In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer's lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name	Age	Position with Liberated	Year First Became a Director
Brian Conway (1)	47	Chief Executive Offices, Chief Financial Officer and Director	2014
Jay Silverstein (2)	65	Director	2014
Kim O'Brien (3)	60	Director	2014

(1)	Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $12,000 per month as a consultant and received 5,000,000 shares of common stock.
(2)	Director as of October 1, 2014
(3)	Director as of October 1, 2014

Biographies

Brian P. Conway, the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board brings 20 years of proven success in marketing and business development for both private and publically traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street first as a co-founder of Waypoint Capital Partners. During this time, he has overseen national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation's top public relations firms. Mr. Conway has been involved with The Go Eco Group for the past year and is responsible for its current joint ventures and for bringing its flagship product the Guard Lite to the marketplace.  His relationships with investment bankers, non-dilutive financing, and public relations will be instrumental in moving The Go Eco Group forward in the upcoming months.

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

ITEM 11 – EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table provides summary information for the years ended September 30, 2015, 2016, and 2017 concerning cash and non-cash compensation paid or accrued by us to or on behalf of our officers and directors.

DIRECTORS AND OFFICERS COMPENSATION
Name and Principal Position		Annual compensation			Long-term compensation
	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other Compensation ($) (1)
					Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP Payouts ($)		Total Compensation
Brian Conway, Executive Officer (1)	2017 2016 2015	111,500 118,696 129,700	- - -	- - -	- -- 60,000	- - -	- - -	-- -- --	111,500 118,696 189,700
Jay Silverman, Director (2)	2017 2016 2015	-- --- --	- - -	- - -	-- 25,000 25,000	- - -	- - -	- - -	-- 25,000 25,000
Kim O'Brien, Director (3)	2017 2016 2015	-- -- --	- - -	- - -	-- 21,250 21,250	- - -	- - -	- - -	-- 21,250 21,250

(1)
Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway is to be paid $111,500 in 2017 as a consultant and received 12,000,000 shares of common stock and 10,000,000 preferred shares in 2016.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 13, 2018 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares that the individual or entity has the right to acquire within 60 days after September 30, 2017 through the exercise of any stock option, warrant or other right, or the conversion of any security.  Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Brian Conway	1,429	0.01
Jay Silverman	714	0.00
Kim O' Brien	714	0.00
All directors and officers as a group	2,857	0.01

(1)        Denotes officer or director.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. On February 2, 2016, the Company issued 10,000,000 shares of Series A Preferred Stock to an officer and director of the Company. Each share of series A preferred has 10,000 votes for all shareholder matters compared to 1 vote for each share of common stock.

RELATED PARTY TRANACTIONS

On February 2, 2016, the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10,000 votes on all matters of the Company in which the shareholders can vote.

In March 2016 an officer and director of the Company advanced the Company $4,000 for payment of accounts payable.  The advance is non-interest bearing and is due on demand.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed by the Company's principal accountants, Enterprise CPA, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 2017	FISCAL YEAR 2016
Audit Fees (1)	$17,000	$17,000
Tax Fees (2)	$None	$None
All Other Fees	None	None

ITEM 15 – EXHIBITS.

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

* Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GO ECO GROUP, INC.
Date: January 12, 2018
	By:	/s/ BRIAN CONWAY
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN CONWAY	President, Director, Secretary, Chief Financial Officer and Chief Executive Officer	Date: January 12, 2018
Brian Conway	(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/ JAY SILVERMAN		Date: January 12, 2018
Jay Silverman	Director

/s/ KIM O'BRIEN		Date: January 12, 2018
Kim O'Brien	Director

Independent Registered Public Accounting Firm's Auditor's Report on the Consolidated Financial Statements

Board of Directors and Shareholders
The Go Eco Group, Inc

We have audited the accompanying balance sheets of The Go Eco Group, Inc. (the "Company"), as of September 30, 2016, and 2015, and the related statements of operation, shareholders' equity, and cash flows for year ended September 30, 2016 and the cumulative period from January 19, 2015 (date of inception of development stage) through September 30, 2016. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above, present fairly, in all material respects, the financial position of The Go Eco Group, Inc. as of September 30, 2016, 2015, and the results of its operations and their cash flows for years ended September 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The Company's lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd

Enterprise CPAs, Ltd.
Chicago, IL
January 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Go Eco Group

We have audited the accompanying balance sheet of the Go Eco Group as of September 30, 2017 and the related statements of operations, shareholders' equity and cash flows for the year then ended. The Go Eco Group's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management's assertion about the effectiveness of The Go Eco Group's internal control over financial reporting as of September 30, 2017.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Go Eco Group as of September 30, 2017, and the results of its operations and its cash for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's ability to raise additional capital through debt and/or equity financing is unknown and the Company has incurred accumulated losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.
Pembroke Pines, Florida
January 8, 2018

THE GO ECO GROUP
(Formally Liberated Energy, Inc.)
BALANCE SHEET

	September 30,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$67,353	$1,804

Total Current Assets	67,353	1,804

OTHER ASSESTS:

TOTAL ASSETS	$67,353	$1,804

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,970	$49,433
Convertible note payable	973,086	517,736
Total Current Liabilities	1,107,056	567,169

TOTAL LIABILITIES	$1,107,056	$567,169

STOCKHOLDERS EQUITY
Preferred Stock:
10,000,000 shares authorized par value $0.001 per share; 10,000,000 and none issued and outstanding, respectively	10,000	10,000
Common Stock:
10,000,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 14,468,303 at September 30, 2017 and
1,888,832 at September 30, 2016	14,468	1,888
Additional paid-in-capital	1,801,619	824,414
Accumulated deficit	(2,865,790)	(1,401,668)
TOTAL STOCKHOLDERS' DEFICIT	$(1,039,702)	$(565,365)

TOTAL LIABILITIES AND EQUITY	$67,353	$1,804

The accompanying notes are an integral part of these statements.

THE GO ECO GROUP, INC.
(Formally Liberated Energy, Inc)
STATEMENT OF OPERATIONS

	2017	2016
Sales
Sales	$48,900
Cost of sales	14,000
Gross profit	34,990

Operating Expenses
General and Administrative Expenses	1,377,609	$285,367

Operating loss	(1,342,619)	(285,367)

Other Income (Expense):
Interest income	4	--
Interest expenses	(151,010)	(64,345)
Debt settlement	29,503	47,510
Impairment of assets	--	(16,234)
Total other expense	(121,503)	(33,068)

Net loss	$(1,464,122)	$(318,436)

Loss per Share, Basic & Dilutive	$(0.36)	$(0.43)

Weighted Average Shares Outstanding	4,089,611	798,545

The accompanying notes are an integral part of these statements.

THE GO ECO GROUP, INC.
 (Formally Liberated Energy, Inc)
STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September, 2015	2,029,651,437	2,029,652	10,000,000	10,000	(1,323,118)	(1,083,232)	(366,698)
Common stock issued for debt	729,504,288	729,504	--	--	(698,735)	--	39,769
Common stock issued for service	1,100,000	1,100	--	--	78,900	--	80,000
Reverse of common stock 1:3,500	(2,758,367,395)	(2,758,367)	--	--	2,758,367	--	--
Rounding on reverse of common stock	502	--	--	--	--	--	--

Net loss	--	--	--	--	--	(318,436)	(318,436)

Balance at September, 2016	1,888,832	$1,889	10,000,000	$10,000	$824,414	$(1,401,668)	$(565,365)
Common stock issued for debt	6,699,471	6,699	--	--	138,920	--	145,619
Common stock issued for service	5,880,000	5,880	--		838,285	--	844,165
	--	--	--	--	--	--	--
Net loss	--	--	--	--	--	(1,464,122)	(1,464,122)
	--	--	--	--	--	--	--
Balance at September 30, 2017	14,468,303	$14,468	10,000,000	$10,000	$1,801,619	$(2,865,790)	(1,039,703)

The accompanying notes are an integral part of these statements.

THE GO ECO GROUP, INC
(Formally Liberated Energy, Inc.)
STATEMENTS OF CASH FLOWS
FOR YEARS ENDED SEPTEMBER 30,

	2017	2016
OPERATING ACTIVITIES:
Net Loss	$(1,464,122)	$(318,436)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for service expense	844,164	10,000
Debt settlement	--	(30,000)
Impairment of assets	43,324	--
Amortization of debt discount and finance charges	45,970	--
Changes in operating assets and liabilities
Inventory	--	23,880
Prepaid expenses	--	--
Deferred revenue	--	--
Accounts payable and accrued expense	84,537	(27,471)
Net cash used in operating activities	(446,127)	(287,085)

INVESTING ACTIVITY
Loans to Eco Cab	(197,520)	--
Repayment from Eco Cab	154,196	--
Net cash used in investing activities	(43,324)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	555,000	271,968
Net cash provided by financing activities -	555,000	271,968

Net increase (decrease) in cash and cash equivalents	65,549	(15,117)
Cash and cash equivalents at Beginning of the Period	1,804	16,921
Cash and cash equivalents at End of Period	$67,353	$1,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for convertible debt	$145,620	$29,769
Stock issued for settlement of notes payable	$--	$20,000
Stock issued for stock payable	$--	$50,000

The accompanying notes are an integral part of these statements.

THE GO ECO GROUP, INC.
(Formally Liberated Energy, Inc)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 1 - NATURE OF OPERATIONS

Organization

The Go Eco Group, Inc. (formally Liberated Energy, Inc) (the "Company"), formerly known as Mega World Food Holdings Company is a Nevada corporation formed on September 14, 2010.

On January 19, 2013, pursuant to a Common Stock Purchase Agreement, dated January 7, 2013, Perpetual Wind Power Corporation, a privately held corporation formed under the laws of the State of Delaware on July 1, 2010, acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of the Company. Thereafter, the Company acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind Power Corporation returned to treasury its 24,500,000 shares it acquired from the Company's shareholders. As a result of this transaction, the Company had on January 19, 2013, 3,000,000 shares issued and outstanding. On February 14, 2013, the Company changed its name from Mega World Food Holding Company to The Go Eco Group, Inc. and underwent a 24 for 1 stock split, whereby the Company's outstanding shares increased from 3,000,000 to 72,000,000.

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

On September 14, 2016, the Company entered into an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company will acquire all outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. The foregoing agreement was amended on October 11, 2016 and the Company also entered into an Addendum to the amended agreement.   The foregoing agreement and transaction described therein has not been completed as of the date of this report and there is no assurance that the transaction will ever be completed, and the Company is contemplating rescinding the agreement and initiating suit against Knori.

On January 27, 2017, the Company reduced the authorized shares of common stock from 10,000,000,000 to 2,000,000,000 and changed the name from The Go Eco Group, Inc to The Go Eco Group.

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

Inventory

Inventories are stated at the cost of goods. There was zero inventory in stock in September 30, 2017 and 2016 respectively.

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

NOTE 3 – GOING CONCERN MATTERS

As shown in the accompanying financial statements, the Company has a net loss of $1,464,122 for the year ended September 30, 2017.  As of September 30, 2017, the Company reported an accumulated deficit of $2,865,790. The Company's ability to generate continued positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

During the year ended September 30, 2017, the Company paid the CEO $111,500 in consulting fees along with expenses.

NOTE 5 – EQUITY

During the year ended September 30, 2016, the Company issued 1,100,000 shares of common stock to two parties for service with a value of $80,000.

During the year ended September 30, 2016, the Company issued 208,428 shares of common stock for convertible debt with a value of $39,769.

During the year ended September 30, 2017, the Company issued 5,880,000 shares of commons stock with a value of $844,165 for services.

During the year ended September 30, 2017, the Company issued 6,699,471 shares of common stock with a value of $145,619 for convertible debt.

NOTE 6 - CONVERTIBLE NOTES

LG Capital Funding

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital"), to replace the $41,400 convertible note issued to Eastmore Capital The note matures on July 13, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion

On August 11, 2015, LG Capital's lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC ("LG Capital") for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016.  The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company's stock for the 15 days prior to the conversion.  Per the Company the note was not funded but the Company has accrued the note and interest, totaling $31,843.

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

On September 15, 2017, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $279,730.56. The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company's outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 9- Legal).

Carebourn Capital

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

On July 25, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $23,000 with an interest rate of 12% per annum. The note matures on July 25, 20172017.  The note is convertible by the holder at a discount of 45% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion.

On September 7, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $197,363,70 less legal fees of $8,000 with an interest rate of 12% per annum. The note matures on September 7, 20172017.  The note is convertible by the holder at a discount of 50% of the lowest three trading price of the Company's stock for the 20 days prior to the conversion.

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

 As of September 30, 2017, the Company owed Carebourn capital $522,510 in principal and interest of $77,877 for a total of $600,387.

Power Up Lending

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

As of September 30, 2017, the Company owed Power Up lending $152,460 in principal and $2,733 in interest for a total of $155,193.

Crown Bridge Partners

On August 21, 2017, the Company issued a Convertible Note to Crown Bridge Partners for a principle amount of $33,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017.  The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company's stock for the 10 days prior to the conversion

As of September 30, 2017, the Company owed Crown Bridge Partners $40,000 in principal and $316 in interest for a total of $40,316.

Management has reviewed the terms of the convertible instruments to determine their fair value. After reviewing the characteristic and the value of the conversion, Management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining that the fair value of the notes is equal to their face value.

NOTE 7 - INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended September 30, 2017 or 2016.The Company's deferred tax assets consisted of the following as of September 30, 2017, and 2016:

	2017	2016
Total deferred tax asset	1,112,570	495,658
Valuation allowance	(1,112,570)	(495,658)
Net deferred tax asset	$-	$-

The Company had a net loss of $1,464,122 for the year ended September 30, 2017 and $318,436 for the same period in 2016.  As of September 30, 2016, the Company's net operating loss carry forward was $1,112,570 that will begin to expire in the year 2034.

NOTE 8 – LEGAL

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company in the County of Kings, in the Supreme Court of the State of New York (index number 516298/2016). The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total owing and due including principal and interest of $279,730.56. The Company has not counter claimed but believes that LG Capital unlawfully attempted to convert some of the loans to common stock of the Company has filed an injunction against the Company transfer agent to block LG Capital from such a conversion. In addition, the Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim made by LG Capital, is the opinion of management that the outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 6-Convertible Notes).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

•	The Company will use commercially reasonable efforts to finance the growth of EPCLLC's revenues, but at a minimum, the Company will provide at least $400,000 in working capital funds to ECPLLC,
•	all LIBE convertible notes held by Carebourn Capital L.P. are retired (or Carebourn Capital L.P. consents to the issuance to Knori of the Preferred Shares they hold as collateral), and
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

If the third closing Conditions are met, the Company will issue the third closing Common Shares to Knori at a Subsequent Closing. The number of third closing Common Shares will be calculated so that Knori's resulting percentage of the Company is equitable based on the fair value of ECPLLC relative to the other assets of the Company, but in no event, will Knori be required to transfer or cancel shares to reduce Knori's percentage of the outstanding common stock to below 30%. If the parties cannot agree to an equitable number of shares to issue Knori, the matter will be submitted to binding arbitration. On November 1, 2016 the Company issued 360,000 shares of common stock for the acquisition.

On March 6, 2017, the Company terminated the agreements with Ron Knori and EcoCab based upon breach of contract, fraud, fraudulent inducement, fraud in the factum, negligent misrepresentation, misrepresentation, contractual interference, breach of fiduciary duty, negligence, and conversion, all of which were perpetrated by Ron Knori, individually, and in his capacity as manager of EcoCab.

NOTE 10 – IMPAIRMENT OF ASSET

The Company had advanced Eco Cab $197,520 as part of the acquisition agreement dated October 11, 2016. As the closing has not occurred, due to the failure of EcoCab meeting the agreement requirements, the Company has treated the advances as receivables due the Company.

During year ended September 30, 2017 the Company received payments of $ 154,196 leaving a balance due the Company as of June 30, 2017 of $43,324. As of September 30, 2017, the Company determined the receivable was uncollectible and impaired the asset.

NOTE 11 - SUBSEQUENT EVENTS

On November 11, 2017 the Company issued 661,642 shares of common stock for the conversion of $6,616 of convertible debt.

On November 22, 20917 the Company issued 719,512 shares of common stock for the conversion of $2,950 of convertible debt.

On December 20, 2017 the Company issued 720,313 shares of common stock for the conversion of $2,305 of convertible debt.

On December 20,2017 the Company issued 721,429 shares of common stock for the conversion of $1,515 of convertible debt.

On December 28, 2017 the Company issued 720,690 shares of common stock for the conversion of $2,090 of convertible debt.

On December 28, 2017 the Company issued 700,000 shares of common stock with a value of $4,620 to one individual for service.

On January 2, 2018 the Company issued 1,546,588 shares of common stock for the conversion of $2,941 of convertible debt and $500 interest payment.

On January 9, 2018 the Company issued 811,917 shares of common stock for the conversion of $1,624 of convertible debt.

On December 21, 2017 the company formed a joint venture with Bravatek Solutions, Inc a Colorado corporation. Under the terms of the agreement the Company will own 65% of the joint venture and contribute $100 plus a nonexclusive license of the intellectual property necessary to develop the Light Guard System with Bravatek contributing $25,000 plus the sale of software to the JV for $65,000.