Form 10-Q
period 2017-12-31
Go Eco Group
filed 2018-02-12
CIK 1503161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,070,394 shares of common stock issued and outstanding as of February 9, 2017.

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

PART I:   FINANCIAL INFORMATION

ITEM 1:                          FINANCIAL STATEMENTS

THE GO ECO GROUP
(f/k/a LIBERATED ENERGY, INC.)
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS

Current assets
Cash	$33,148	$67,353
Total current assets	33,148	67,353

Total assets	$33,148	$67,353

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$154,123	$133,970
Note payable- JV	25,000
Convertible notes payable	965,276	973,086
Total liabilities	1,144,398	1,107,056

Stockholders' deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 2,000,000,000, issued and outstanding 18,711,869 and 14,468,303 as of December 31, 2017 and September 30, 2017, respectively	18,712	14.468
Additional paid-in capital	1,814,805	1,801,619
Accumulated deficit	(2,954,768)	(2,865,790)
Total stockholders' deficit	(1,111,250)	(1,039,702)

Total liabilities and stockholders' (deficit)	$33,148	$67,353

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(f/k/a LIBERATED ENERGY, INC.)
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)

	Three Months
	2017	2016
Operating expenses:
Selling, general and administrative expenses	68,825	362,124
Loss from operations	(68,825)	(362,124)

Other Income(expense)
Other income	--	3
Note discount fees	--	(57,800)
Interest expense	(20,153)	(41,585)
Total other income (expense)	(20,153)	(99,382)

Net loss	$(88,918)	$(461,506)

Net loss per common share basic and diluted	$(0.00)	$(0.21)

Weighted average number of common shares outstanding	15,296,068	2,109,821

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(f/k/a LIBERATED ENERGY, INC.)
STATEMENTS OF CASH FLOWS
FOR THE  THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(88,978)	$(461,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,620	275,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,153	41,585
Net cash used in operating activities	(64,205)	(144,421)

Cash Flows from Investing Activities
Loan to Eco Cab	--	(182,520)
Net cash used in investing activities	--	(182,520)

Cash Flows From Financing Activities:
Debt issued to JV for funds	25,000	--
Proceeds from issuance of convertible debt	5,000	412,800
Net cash provided by financing activities	30,000	412,800

Net change in cash	(34,205)	85,859
Cash at beginning of period	67,353	1,804
Cash at end of period	$33,148	$87,633

Non-Cash Financing Activities:
Common stock issued for convertible debt conversion	$12,810	$2,676

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP
(f/k/a LIBERATED ENERGY, INC)

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

On December 31, 2017 the Company entered into a joint venture agreement to sell products produced by the Company. The Company will hold a 65% common membership interest for $100 in consideration.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2016 Annual Report filed with the SEC for yearend September 30, 2016.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $1,111,250 and an accumulated deficit of $2,954,768 as of December 31, 2017. The Company's ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company did not generate revenue during the three months period ended December 31, 2017 and 2016 periods. It is the Company's policy that revenue from product sales or services will be recognized in accordance with ASC 605 "Revenue Recognition". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

NOTE5- EQUITY

During the three months ended December 31, 2016 the Company issued 1,650,000 shares of commons stock with a value of $275,000 to four entities for services.

During the three months ended December 31, 2016 the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock

During the three months ended December 31, 2016, the Company issued 53,507 shares of common stock with a value of $2,676 for convertible debt.

During the three months ended December 31, 2017, the Company issued 3,543,586 shares of common stock with a value of $12,810 for convertible debt.

During the three months ended December 31, 2017, the Company issued 700,000 shares of common stock with a value of $4,620 for service.

NOTE6– CONVERTIBLE DEBT

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

As of December 31, 2017, the Company owed Carebourn capital $522,510 in principal and interest of $94,437 for a total of $616,947.

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

As of December 31, 2017, the Company owed Power Up lending $139,650 in principal and $5,526 in interest for a total of $145.176.

Crown Bridge Partners

On August 21, 2017, the Company issued a Convertible Note to Crown Bridge Partners for a principle amount of $33,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017.  The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company's stock for the 10 days prior to the conversion

As of December 31, 2017, the Company owed Crown Bridge Partners $40,000 in principal and $1,116 in interest for a total of $41,116.

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

NOTE 7 – JOINT VENTRUE AGREEEMNT

On December 21, 2017 the Company entered into a joint venture agreement to develop, market and sell products, services and technology based on a web-enabled light guard system. The Company granted the joint venture an irrevocable royalty free non-exclusive license to use all of the Company's direct and/or licensed intellectual property necessary for the joint venture to develop and sell the system. Under the terms of the agreement the Company will hold a 65% common membership interest for an initial capital contribution of $100.  The joint venture partner contributed $25,000 plus software developed to enhance the Company's product at a cost of $65,000 to the Joint Venture.

NOTE 8 – SUBSEQUENT EVENTS

In January 2018 the Company issued 2,358,505 shares of common stock for the conversion of $5,065 of convertible debt to equity.

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

Overview

Go Eco Group, (formally Liberated Energy, Inc.) is a Nevada corporation formed on September 14, 2011.  We were incorporated as Mega World Food Holding Company for the purpose of selling frozen vegetable products in all areas of the world except China.

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

The Company has advanced Eco Cab $197,520 as part of the agreement. As the closing, has not incurred, due to the failure of EcoCab meeting the agreement requirements, the Company has treated the advances as receivables due the Company with a balance due to the Company as of December 31, 2017 of $43,324.

Results of Operations

Revenue

During the three months ended December 31, 2017 and 2016 the Company had no revenues.

Cost of Sales

The Company did not incur cost of sales for the three month periods ended December 31, 2017 and 2016.

Operation and Administrative Expenses

During the three months ended December 31, 2017 the Company incurred general and administrative expense of $68,825 compared to $362,124 in the same period in 2016, respectively. Lower costs in the period ending December 31, 2017 over the same period in 2016 was attributed to a decrease in stock base compensation of $270,380 in 2017.

Other Income (Expense)

During the three months ended December 31, 2017 the Company incurred other expense of $20,153 compared to $99,382 in the same period in 2016. The decrease of $79,229 is attributable to $57,800 of note discount fees incurred in 2016 that were not incurred in 2017 and a decrease of interest expense incurred of $20,153 in 2017 versus $41,585 in 2016.

Net Loss

The net loss for the three months ended December 31, 2017 was $88,918 compared to $461,506 for the same periods in 2016, respectively. The decrease in loss is attributable to the factors discussed in the preceding two paragraphs.

Liquidity and Capital Resources

The Company has current assets of $33,148 and current liabilities of $1,144,398 resulting in negative working capital of $1,111,250. This compares to negative working capital of $1,039,703 for the period ended September 30, 2017. The increase in negative working capital to December 31, 2017 is attributed to continued losses in 2017 and 2016.

Funds used in operating activities was $64,205 for the three months ended December 31, 2017 compared to funds used of $144,421 for the same period in 2016. The decrease in general and administrative expenses, contributed to the majority of the lower use of funds in 2017 over 2016.

Funds used in investing activities in 2016 were $182,520 representing loans made to EcoCab Inc. No funds were used in investing activities in 2017.

Funds provided by financing activities for the three months period ended December 31, 2017 was $30,000 compared to $412,800 for the same period in 2016. The Company issued convertible debt of for its financing activity in 2016 for $ 412,800 and $5,000 in 2017. The Company received $25,000 in 2017 as a loan from the newly formed joint venture.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our nine months period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:                          LEGAL PROCEEDINGS

None

ITEM 2:                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2016 the Company issued 1,650,000 shares of commons stock with a value of $275,500 to four entities for services.

During the three months ended December 31, 2016 the Company received 1,000,000 shares back for an entity and issued 90,000 as its replacement for a note payable and unissued stock

During the three months ended December 31, 2016, the Company issued 53,507 shares of common stock with a value of $2,676 for convertible debt.

During the three months ended December 31, 2017, the Company issued 3,543,586 shares of common stock with a value of $12,810 for convertible debt.

During the three months ended December 31, 2017, the Company issued 700,000 shares of common stock with a value of $4,620 for service.

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
Date: February 9, 2018
	By:	BRIAN CONWAY
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer