Form 10-Q
period 2018-03-31
Go Eco Group
filed 2018-05-11
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-55177

THE GO ECO GROUP

(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Coleman Court
Southampton, New Jersey	08088
(Address of principal executive offices)	(Zip Code)

(845) 610-3817

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 225,747,821 shares of common stock issued and outstanding as of May 9, 2018.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

THE GO ECO GROUP

(f/k/a LIBERATED ENERGY, INC.)

BALANCE SHEETS

(Unaudited)

	March 31,2018	September 30, 2017
ASSETS

Current assets
Cash	$164,217	$67,353
Total current assets	164,217	67,353

Total assets	$164,217	$67,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$142,154	$133,970
Note payable- JV	25,000	—
Convertible notes payable	860,512	973,086
Deferred revenue	5,000	—
Total liabilities	1,032,666	1,107,056

Stockholders’ deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 2,000,000,000, issued and outstanding 134,529,838 and 14,468,303 as of March 31, 2018 and September 30, 2017, respectively	134,530	14.468
Additional paid-in capital	2,367,743	1,801,619
Accumulated deficit	(3,380,722)	(2,865,790)
Total stockholders’ deficit	(868,450)	(1,039,702)

Total liabilities and stockholders’ (deficit)	$164,217	$67,353

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP

(f/k/a LIBERATED ENERGY, INC.)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31,

(UNAUDITED)

	Three Months		Six Months
	2018	2017	2018	2017
Operating expenses:
Selling, general and administrative expenses	$439,618	$225,855	$508,443	$587,979
Loss from operations	(439,618)	(225,855)	(508,443)	(587,979)

Other Income(expense)
Other income	20,000	1	20,000	5
Gain (loss) on debt adjustment	—	29,503	—	29,503
Note discount fees		—	—	(57,800)
Interest expense	(4,762)	(18,118)	(24,915)	(59,703)
Other expense	(1,574)		(1,574)
Total other income (expense)	13,664	11,386	(6,489)	(87,995)

Net loss	$(425,955)	$(214,469)	(514,932)	$(675,974)

Net loss per common share basic and diluted	$(0.01)	$(0.07)	$(0.02)	$(0.25)

Weighted average number of common shares outstanding	51,365,743	2,989,260	34,074,709	2,738,805

The accompanying notes are an integral part of the unaudited financial statements.

THE GO ECO GROUP

(f/k/a LIBERATED ENERGY, INC.)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31,

(Unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(514,932)	$(675,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	345,224	291,544
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,597	56,702
Deferred revenue	5,000	—
Net cash used in operating activities	(147,111)	(327,728)

Cash Flows From Investing Activities
Loan to Eco Cab	—	(197,520)
Cancellation of funds designated for acquisition of EcoCab	—	154,196
Net cash used in investing activities	—	(43,324)

Cash Flows From Financing Activities:
Debt issued to JV for funds	25,000	—
Proceeds from issuance of convertible debt	218,975	416,298
Net cash provided by financing activities	243,975	416,298

Net change in cash	96,864	45,246
Cash at beginning of period	67,353	1,804
Cash at end of period	$164,217	$47,050

Non-Cash Financing Activities:
Common stock issued for accrued interest	$9,413	$—
Common stock issued for convertible debt conversion	$331,549	$18,700

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

On January 19, 2013, pursuant to a Common Stock Purchase Agreement, dated January 7, 2013, Perpetual Wind Power Corporation, a privately held corporation formed under the laws of the State of Delaware on July 1, 2010, acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of the Company. Thereafter, the Company acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind Power Corporation returned to treasury its 24,500,000 shares it acquired from the Company’s shareholders. As a result of this transaction, the Company had on January 19, 2013, 3,000,000 shares issued and outstanding. On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and underwent a 24 for 1 stock split, whereby the Company’s outstanding shares increased from 3,000,000 to 72,000,000.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2017 Annual Report filed with the SEC for yearend September 30, 2017.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $868,449 and an accumulated deficit of $3,380,722 as of March 31, 2018. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company did not generate revenue during the three and six months periods ended March 31, 2018 and 2017 periods. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to the recognition of debt costs and stock based compensation expense. The adoption of ASC 740-10 did not have a material impact on the Company’s results of operations or financial condition.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

NOTE5- EQUITY

During the six months ended March 31, 2018, the Company issued 103,141,535 shares of common stock with a value of $340,962 for convertible debt and accrued interest.

During the six months ended March 31, 2018, the Company issued 22,920,000 shares of common stock with a value of $345,224 for services.

NOTE6– CONVERTIBLE DEBT

Carebourn Capital

On November 5, 2015, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $28,000 with an interest rate of 12% per annum. The note matured on August 5, 2016. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

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

On September 7, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principle amount of $197,363,70 less legal fees of $8,000 with an interest rate of 12% per annum. The note matures on September 7, 2017. The note is convertible by the holder at a discount of 50% of the lowest three trading price of the Company’s stock for the 20 days prior to the conversion.

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

As of March 31, 2018, the Company owed Carebourn capital $432,234 in principal and interest of $87,119 for a total of $519,353.

Power Up Lending

On December 13, 2016, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principle amount of $77,000 less legal fees of $2,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on September 28, 2017. The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion.

On January 4, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principle amount of $35,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on October 15, 2018. The note is convertible by the holder at a discount of 50% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion.

On February 15, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principle amount of $38,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on November 30, 2018. The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion.

On March 13, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principle amount of $53,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 30, 2018. The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion.

As of March 31, 2018, the Company owed Power Up lending $126,000 in principal and interest.

Crown Bridge Partners

On August 21, 2017, the Company issued a Convertible Note to Crown Bridge Partners for a principle amount of $33,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017. The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion

On January 5, the Company issued a Convertible Note to Crown Bridge Partners for a principle amount of $20,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017. The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion

On February 16, 2018, the Company issued a Convertible Note to Crown Bridge Partners for a principle amount of $16,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017. The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion

On March 22, 2018, the Company issued a Convertible Note to Crown Bridge Partners for a principle amount of $38,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 5, 2017. The note is convertible by the holder at a discount of 48% of the lowest three trading price of the Company’s stock for the 10 days prior to the conversion

As of March 31, 2018, the Company owed Crown Bridge Partners $41,162 in principal and $1,991 in interest for a total of $43,153.

More Capital

On January 17, 2018, the Company issued a Convertible Note to More Capital, LLC for a principle amount of $18,975 with an interest rate of 10% per annum. The note matures on July 15, 2-18. The note is convertible by the holder at a discount of 50% of the lowest three trading price of the Company’s stock for the 20 days prior to the conversion

As of March 31, 2018, the Note Holder had converted the note to common stock and owed More Capital zero in principal and interest.

Management has reviewed the terms of the convertible instruments to determine their fair value. After reviewing the characteristic and the value of the conversion, management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining that the fair value of the notes is equal to their face value.

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $279,730.56. The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company’s outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company

NOTE 7 – JOINT VENTURE AGREEMENT

On December 21, 2017 the Company entered into a joint venture agreement to develop, market and sell products, services and technology based on a web-enabled light guard system. The Company granted the joint venture an irrevocable royalty free non-exclusive license to use all of the Company’s direct and/or licensed intellectual property necessary for the joint venture to develop and sell the system. Under the terms of the agreement the Company will hold a 65% common membership interest for an initial capital contribution of $100. The joint venture partner contributed $25,000 plus software developed to enhance the Company’s product at a cost of $65,000 to the Joint Venture.

NOTE 8 – SUBSEQUENT EVENTS

In April 2018 the Company issued 45,107,097 shares of common stock for the conversion of convertible debt to equity.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This section and other parts of this Form 10-Q quarterly report includes “forward-looking statements”, that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

On January 19, 2013, pursuant to a Common Stock Purchase Agreement, dated January 7, 2013, Perpetual Wind Power Corporation, a privately held corporation formed under the laws of the State of Delaware on July 1, 2010, acquired 24,500,000 non-registered shares of the Company from its shareholders, thereby owning 24,500,000 out of a total of 25,000,000 issued and outstanding shares of the Company. Thereafter, the Company acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind Power Corporation returned to treasury its 24,500,000 shares it acquired from the Company’s shareholders. As a result of this transaction, the Company had on January 19, 2013, 3,000,000 shares issued and outstanding. On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and underwent a 24 for 1 stock split, whereby the Company’s outstanding shares increased from 3,000,000 to 72,000,000.

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

Results of Operations

Revenue

During the three and six months periods ended March 31, 2018 and 2017 the Company had no revenues.

Cost of Sales

The Company did not incur cost of sales for the three months and six periods ended March 31, 2018 and 2017.

Operation and Administrative Expenses

During the three and six months periods ended March 31, 2018 the Company incurred general and administrative expense of $439,618 and $508,443 compared to $225,855 and $587,979 in the same period in 2017, respectively. Higher quarter costs in the period ending March 31, 2018 over the same period in 2017 was attributed to an increase in stock base compensation in 2018.

Other Income (Expense)

During the three and six months periods ended March 31, 2018 the Company incurred other income for the quarter of $13,664 and other expense for the six months of $6,489compared to other income for the quarter of $11,386 and other expense for the six months of $87,995 in the same period in 2017. The higher six months amount in 2017 is attributable to $57,800 of note discount fees incurred in 2017 that were not incurred in 2018 and a decrease of interest expense incurred of $24,915 in 2018 versus $59,703 in 2017. In addition the Company incurred other income of $20,000 in 2018 not incurred in 2017.

Net Loss

The net loss for the three and six months periods ended March 31, 2018 was $425,955 and $514,932 compared to $214,469 and $675,974 for the same periods in 2017, respectively. The decrease in loss is attributable to the factors discussed in the preceding two paragraphs.

Liquidity and Capital Resources

The Company has current assets of $164,217 and current liabilities of $1,032,666 resulting in negative working capital of $868,449. This compares to negative working capital of $1,039,703 for the period ended September 30, 2017. The decrease in negative working capital to March 31, 2018 is attributed to conversion of convertible debt in 2018 verses 2017.

Funds used in operating activities was $147,111 for the six months ended March 31, 2018 compared to funds used of $327,728 for the same period in 2017. The decrease in general and administrative expenses, contributed to the majority of the lower use of funds in 2018 over 2017.

Funds used in investing activities in 2017 were $43,324 representing loans made to EcoCab Inc. No funds were used in investing activities in 2018.

Funds provided by financing activities for the six months period ended March 31, 2018 was $243,975 compared to $416,298 for the same period in 2017. The Company issued convertible debt of for its financing activity in 2017 for $ 416,298 and $218,975 in 2018. The Company received $25,000 in 2017 as a loan from the newly formed joint venture.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO /CFO do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our six months period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2018, the Company issued 103,141,535 shares of common stock with a value of $340,962 for convertible debt and accrued interest.

During the six months ended March 31, 2018, the Company issued 22,920,000 shares of common stock with a value of $345,224 for services.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6. EXHIBITS – THIS SHOULD INCLUDE ALL DOCUMENTS THAT ARE MATERIAL AND OPERATION – ARTICLES OF INCORPORATION, BYLAWS, CONTRACTS, ETC.

EXHIBIT INDEX

Incorporated by
Reference
Exhibit Number	Exhibit Description	Form	Filing Date/Period End Date

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: May 11, 2018
	By:	/s/ Brian Conway
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer

