Form 10-Q
period 2018-06-30
Liberated Solutions, Inc.
filed 2018-08-20
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-55177

Liberated Solutions, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 472,666,908 shares of common stock issued and outstanding as of August 14, 2018.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Liberated Solutions, Inc.

(f/k/a THE GO ECO GROUP)

BALANCE SHEETS

(Unaudited)

	June 30, 2018	September 30, 2017
ASSETS

Current assets
Cash	$120,398	$67,353
Total current assets	120,398	67,353

Total assets	$120,398	$67,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$65,151	$133,970
Note payable- JV	25,000	—
Convertible notes payable	685,030	973,086
Deferred revenue	5,000	—
Total current liabilities	780,181	1,107,056

Stockholders’ deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 2,000,000,000, issued and outstanding 398,236,556 and 14,468,303 as of June 30, 2018 and September 30, 2017, respectively	398,236	14.468
Additional paid-in capital	2,728,910	1,801,619
Accumulated deficit	(3,796,929)	(2,865,790)
Total stockholders’ deficit	(679,783)	(1,039,702)

Total liabilities and stockholders’ (deficit)	$120,398	$67,353

The accompanying notes are an integral part of the unaudited financial statements.

Liberated Solutions, Inc.

(f/k/a THE GO ECO GROUP)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30,

(UNAUDITED)

	Three Months		Nine Months
	2018	2017	2018	2017
Revenue	$—	$48,990	$—	$48,990
Cost of goods	—	14,000	—	14,000
Gross margin	—	34,990	—	34,990

Operating expenses:
Selling, general and administrative expenses	$199,555	$41,535	$711,998	$629,513
Loss from operations	(199,555)	(6,545)	(711,998)	(594,523)

Other Income(expense)
Other income	2,000	—	22,000	4
Note discount fees	(4,000)	—	(4,000)	(57,800)
Interest expense	(205,236)	(20,237)	(230,151)	(79,940)
Tax	(5,416)	—	(6,990)	—
Total other income (expense)	(212,652)	(20,237)	(219,141)	(108,233)

Net loss	$(412,207)	$(26,782)	(931,139)	$(702,756)

Net loss per common share basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.24)

Weighted average number of common shares outstanding	253,186,906	3,202,667	107,141,009	2,893,426

The accompanying notes are an integral part of the unaudited financial statements.

Liberated Solutions, Inc.

(f/k/a THE GO ECO GROUP)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30,

(Unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(931,139)	$(702,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	357,225	291,544
Issuance of stock for cashless warrants	154,502	—
Loss on adjustment of debt	81,413	—
Changes in operating assets and liabilities:
Accounts receivable	—	(48,990)
Accounts payable and accrued expenses	64,044	90,939
Deferred revenue	5,000	—
Net cash used in operating activities	(268,955)	(369,263)

Cash Flows From Investing Activities
Loan to Eco Cab	—	(197,520)
Cancellation of funds designated for acquisition of EcoCab	—	154,196
Net cash used in investing activities	—	(43,324)

Cash Flows From Financing Activities:
Debt issued to JV for funds	25,000	—
Proceeds from issuance of convertible debt	297,000	416,298
Net cash provided by financing activities	322,000	416,298

Net change in cash	53,045	3,711
Cash at beginning of period	67,353	1,804
Cash at end of period	$120,398	$5,515

Non-Cash Financing Activities:
Common stock issued for accrued interest	$132,8633	$—
Common stock issued for convertible debt conversion	$646,469	$18,700
Reduction of debt for valuation of warrants issued	$20,000	$—

The accompanying notes are an integral part of the unaudited financial statements.

Liberated Solutions, Inc.

(f/k/a THE GO ECO GROUP)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2017 Annual Report filed with the SEC for year-end September 30, 2017.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $659,783and an accumulated deficit of $3,796,929 as of June 30, 2018. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company did not generate revenue during the three and nine months periods ended June 30, 2018 and 2017 periods. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

NOTE 5- EQUITY

During the nine months ended June 30, 2018, the Company issued 313,880,676 shares of common stock with a value of $779,333 for convertible debt and accrued interest.

During the nine months ended June 30, 2018, the Company issued 34,920,000 shares of common stock with a value of $357,225 for services.

During the nine months ended June 30, 2018 the Company issued 34,967,557 shares of common stock with a value of $154,502 for the conversion of cashless warrants.

NOTE 6– CONVERTIBLE DEBT

Carebourn Capital

On September 7, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principal amount of $197,363,70 less legal fees of $8,000 with an interest rate of 12% per annum. The note was scheduled to mature on September 7, 2017 but was extended in 2018 at a principal amount of $172,671. The note is convertible by the holder at a discount of 50% of the average of the lowest three trading prices of the Company’s stock for the 20 days prior to the conversion.

On October 3, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principal amount of $237,475 less an original discount of $30,975 plus transaction fees of $6,500 for a net advanced of $200,000. The note bears an interest rate of 12% per annum. The note was scheduled to mature on October 3, 2017. The note is convertible by the holder at a discount of 45% of the average of the lowest three trading prices of the Company’s stock for the 20 days prior to the conversion. On September 15, 2016 $85,000 was returned to Carebourn reducing the principal balance to $115,114 as of that date, however, the note was extended on April 17, 2018 at a principal amount of $230,790. An additional 10% discount applies if the common stock is only eligible for X clearing deposit.

On December 13, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principal amount of $98,325 less an original discount of $12,825 for a net advanced of $80,000. The note bears an interest rate of 12% per annum. The note matures on December 13, 2018. The note is convertible by the holder at a discount of 45% of the average of the lowest three trading prices of the Company’s stock for the 15 days prior to the conversion. The note was extended on April 17, 2018 at a principal amount of $116,888. Additional discounts of up to 15% apply if the common stock is not deliverable via DWAC and if only eligible for X clearing deposit.

As of June 30, 2018, the Company owed Carebourn capital $149,915 in principal.

Power Up Lending

On January 4, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $35,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on October 15, 2018. The note is convertible by the holder at a discount of 50% of the average of the lowest three trading prices of the Company’s stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On February 15, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $38,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on November 30, 2018. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On March 9, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $53,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 30, 2018. The note is convertible by the holder at a discount of 42% of the lowest three trading prices of the Company’s stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On March 22, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $38,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on December 30, 2018. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On May 14, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $53,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on February 28, 2019. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

As of June 30, 2018, the Company owed Power Up lending $217,000 in principal and $9,968 in interest for a total of $226,968.

Crown Bridge Partners

On August 21, 2017, the Company issued a Convertible Note to Crown Bridge Partners for a principal amount of $40,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on August 21, 2018. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s stock for the 20 days prior to the conversion.

On January 5, 2018 the Company issued a Convertible Note to Crown Bridge Partners for a principal amount of $20,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on January 5, 2019. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s stock for the 20 days prior to the conversion.

On February 16, 2018, the Company issued a Convertible Note to Crown Bridge Partners for a principal amount of $20,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on February 16, 2019. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s stock for the 20 days prior to the conversion.

On April 2, 2018, the Company issued a Convertible Note to Crown Bridge Partners for a principal amount of $40,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on April 2, 2019. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s stock for the 20 days prior to the conversion.

The above notes are subject to an additional discounts as follows: (a) 10% discount if the conversion price is equal to or less than $0.025 per share (b) 10% discount if the shares are not deliverable via DWAC (c) 10% discount if the conversion price is equal to or less than $0.01.

On January 5, 2018, February 14, 2018 and March 31, 2018 the Company issued three warrants totaling 4,160,000 warrants to Crown Bridge Partners as part of the $80,000 of the loans advanced in January, February and March of 2018 as noted above. The warrants are exercisable by the holder within five years of the issuance date at $0.25 per warrant for the January and February 2018 warrants and at $0.01 for the March 2018 warrant. The warrants are subject to anti-dilutive provisions that are likely to result in an actual exercise price that is substantially less than the stated exercise price. The warrants may be converted by the holder as a cashless warrant. The warrants and the convertible notes were fair valued on date of issuance using the Black Scholes valuation method.

The following assumptions were used in estimating the value of the warrants issued in January, February and March 2018

Risk free interest rate	.10%
Expected life in years	5 years
Dividend yield	0%
Expected volatility	399-401%

The fair value of the warrants determined to be 25% of the total value of the warrants and convertible debt. Based on the valuation $20,000 of the convertible debt was deducted from the note value and allocated to paid in capital.

As of June 30, 2018, the Company owed Crown Bridge Partners $80,000 in principal and $2,139 in interest for a total of $82,139.

More Capital

On January 15, 2018, the Company issued a Convertible Note to More Capital, LLC for a principal amount of $18,975 with an interest rate of 10% per annum. The note matures on July 15, 2018. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s stock for the 20 days prior to the conversion.

As of June 30, 2018, Moore Capital LLC had converted the all the note to common stock leaving a balance due of zero.

Management has reviewed the terms of the convertible instruments to determine their fair value. After reviewing the characteristic and the value of the conversion, management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining that the fair value of the notes is equal to their face value.

Note 7 - LITIGATION

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $279,730.56. The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company’s outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company

NOTE 8 – JOINT VENTRUE AGREEEMNT

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

NOTE 9 – SUBSEQUENT EVENTS

From July 1, 2018 to August 17, 2018 the Company issued 74,430,352 shares of common stock for the conversion of $58,887 of debt.

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

Results of Operations

Revenue

During the three and nine months periods ended June 30, 2018 had no revenue and $48,990 for both periods in 2017.

Cost of Sales

The Company did not incur cost of sales for the three months and nine periods ended June 30, 2018 with $14,000 incurred on both periods in 2017.

Operation and Administrative Expenses

During the three and nine months periods ended June 30, 2018 the Company incurred general and administrative expense of $199,555 and $711,998 compared to $41,535 and $629,513 in the same period in 2017, respectively. Higher quarter costs in the period ending June 30, 2018 over the same period in 2017 was attributed to an increase in stock base compensation in 2018 and expense related to the change in debt expensed .

Other Income (Expense)

During the three and nine months periods ended June 30, 2018 the Company incurred other expense for the three and nine months of $212,652 and $219,141 compared to other expense of $20,237 and $108,233 in the same periods in 2017. The higher amounts in 2018 is attributable to higher interest in 2018 over the same periods in 2017.

Net Loss

The net loss for the three and nine months periods ended June 30, 2018 was $412,207 and $931,139 compared to $26,782 and $702,756 for the same periods in 2017, respectively. The increase in loss is attributable to higher interest in 2018 over 2017.

Liquidity and Capital Resources

The Company has current assets of $120,398 and current liabilities of $780,181 resulting in negative working capital of $659,783. This compares to negative working capital of $1,039,703 for the period ended September 30, 2017. The decrease in negative working capital to June 30, 2018 is attributed to conversion of convertible debt in 2018.

Funds used in operating activities was $268,955 for the nine months ended June 30, 2018 compared to funds used of $369,263 for the same period in 2017. The effect of stock based compensation, issuance of stock for cashless warrants benefit 2018 over 2017

Funds used in investing activities in 2017 were $43,324 representing loans made to EcoCab Inc. No funds were used in investing activities in 2018.

Funds provided by financing activities for the nine months period ended June 30, 2018 was $322,000 compared to $416,298 for the same period in 2017. The Company issued convertible debt of for its financing activity in 2017 for $ 416,298 and $297,000 in 2018. The Company received $25,000 in 2017 as a loan from the newly formed joint venture.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our nine months period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2018, the Company issued 313,880,676 shares of common stock with a value of $779,333 for convertible debt and accrued interest.

During the nine months ended June 30, 2018, the Company issued 34,920,000 shares of common stock with a value of $357,225 for services.

During the nine months ended June 30, 2018 the Company issued 34,967,557 shares of common stock with a value of $154,502 for the conversion of cashless warrants.

These securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

Liberated Solutions, Inc. (f/k/a THE GO ECO GROUP)
Date: August 20, 2018
	By:	/s/ Brian Conway
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer

