Form 10-K
period 2018-09-30
Liberated Solutions, Inc.
filed 2019-01-10
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

Commissions file number 000-55177

LIBERATED SOLUTIONS, INC

(Formally The Go Eco Group.)

(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

17701 E 36th Street CT S Independence, MO	64055
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (845) 610-3817

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

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

As of January 8, 2019 the registrant had 1,535,552,555 shares of common stock outstanding.

LIBERATED SLOUTIONS, INC.

(formally The Go Eco Group, Inc.

PART I

ITEM 1 - BUSINESS

History

Liberated Solutions, Inc. is a Nevada corporation formed on September 14, 2011. We were incorporated as Mega World Food Holding Company for the purpose of selling frozen vegetable products in all areas of the world except China.

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

On August 15, 2017, we entered into an agreement (the “Agreement”) with Medsite Services, Inc., a Nevada corporation (“MDST”) wherein we agreed to acquire from MDST, all of MDST’s right, title and interest in and to Integro Health Systems, Inc., a Nevada corporation (“Integro”). MDST has represented to us that it owns 100% of the outstanding securities of Integro and Integro is a wholly owned subsidiary corporation of MDST. We closed this transaction on August 28, 2017 and accordingly, Integro became wholly owned by us. In consideration of the foregoing, we issued 1,170,005 restricted shares of our Series B Preferred Stock to certain shareholders of MDST as disclosed in the Agreement. As part of the consideration for the foregoing transaction, we and our president, Brian Conway cancelled 9,000,000 shares of our Series A Preferred Stock owned by Mr. Conway and amend the Series A Preferred Stock designation to reflect each share of Series A Preferred Stock has 10,000 votes per share and votes with the common on certain matters. The amended designation of the Series A Preferred Stock has been filed with the Nevada Secretary of State. Likewise, the designation for the Series B Preferred Stock has been filed with the Nevada Secretary of State.

On December 21, 2017 the company formed a joint venture with Bravatek Solutions, Inc a Colorado corporation. Under the terms of the agreement the Company will own 65% of the joint venture and contribute $100 plus a nonexclusive license of the intellectual property necessary to develop the Light Guard System with Bravatek contributing $25,000 plus the sale of software to the JV for $65,000. The joint venture was terminated and the $25,000 was treated as paid in capital upon the termination.

On January 23, 2018, the Company created a wholly owned subsidiary, BitWhisper, LLC, in the state of Nevada. The purpose of the subsidiary is to be a special purpose vehicle for exploring operations in crypto-currency mining. The Company has no intentions of offering crypto-currencies, whether as security tokens or utility tokens, to the public.

On February 5, 2018, Go Eco Group, a Nevada corporation (the “Company”) entered into a Mutual Rescission and Release with Medsites Services, LLC whereby the parties agreed to mutually rescind the Stock Exchange Agreement between the parties and releasing each party from any liabilities for damages, claims or causes of action arising from the Stock Exchange Agreement. Per the terms of the Mutual Release and Rescission, Medsites Services, LLC agreed to pay a “break-off” fee of $40,000.00 to be paid in payments over sixty (60) days from the execution of the Mutual Release and Rescission.

On February 28, 2018 the Company changed its name to Liberated Solutions, Inc.

On August 23, 2018, the Company entered into a stock purchase agreement (the “Agreement”) with Peppermint Jim, LLC (“Peppermint Jim”) whereby the Company shall acquire 51 units (representing 51% of Peppermint Jim) in exchange for the issuance of $250,000 worth of Series B preferred stock of the Company (the “Series B Preferred Shares”). Under the terms of the Agreement the closing of the transaction shall occur on or before August 31, 2018, where the Series B Preferred Shares shall be issued in exchange for the 51 units of Peppermint Jim.

On December 26, 2018 the Company filed an amendment with the Secretary of State of Nevada increasing the authorized shares to 6,000,000,000 from 2,000,000,000 shares of common stock with a par value of $0.001. The authorized shares of preferred shares remained at 10,000,000 with a par value of $0.001

On October 17, 2018, the Company and Peppermint Jim, LLC (“Peppermint Jim”) mutually agreed to terminate and rescind the stock purchase agreement entered into on August 23, 2018 (the “Agreement”) by and between the Company and Peppermint Jim. Any shares transferred under the Agreement shall revert back to the respective parties.

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

ITEM 2 - PROPERTIES.

Our principal executive offices are located at 17701 E 36th Street CT S, Independence, MO 64055. The office space is provided to us by our Chief Executive Officer free of charge.

ITEM 3 - LEGAL PROCEEDINGS

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company in the County of Kings, in the Supreme Court of the State of New York (index number 516298/2016). The filing alleges that the Company has defaulted on a number of unpaid loans from LG Capital to the Company with the total owing and due including principal and interest of $279,730.56. The Company has not counter claimed but believes that LG Capital unlawfully attempted to convert some of the loans to common stock of the Company has filed an injunction against the Company transfer agent to block LG Capital from such a conversion. In addition the Company negotiated in good faith with LG Capital to settle the debt but to no avail.

On August 28, 2018, the Trustee for the bankruptcy of EcoCab Portland, LLC (Case No. 17-31000-tmb7) received a judgment against the Company for $179,496 plus interest at $0.0244% per annum. The judgement was filed in the US Bankruptcy Court for the District of Oregon. The Trustee claims the Company unilaterally repaid its note and is claim preference by the Company over other creditors of the same class for the payments. The Company agreed to settle the claim with a onetime payment of $40,000 which is awaiting a decision by the trustee and confirmation of the bankruptcy court of any settlement.

Item 4 - MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	HIGH	LOW

FISCAL YEAR ENDED SEPTEMBER 30, 2017

First Quarter	$0.177	$0.044
Second Quarter	$0.1800	$0.0358
Third Quarter	$0.0389	$0.0159
Fourth Quarter	$0.0647	$0.0247

	HIGH	LOW

FISCAL YEAR ENDED SEPTEMBER 30, 2018

First Quarter	$0.00655	$0.0214
Second Quarter	$0.0086	$0.0386
Third Quarter	$0.0023	$0.0126
Fourth Quarter	$0.0004	$0.0044

(b)	Holders.

As of September 30, 2018 there were approximately 46 record holders of shares of the Company’s common stock.

(c)	Dividend Policy.

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

None

ITEM 6 - SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our results, our intentions and strategies regarding future operations and transactions, our beliefs regarding the future success of our business, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our ability to expand into new geographic markets and music genres, our ability to acquire other operators and venues, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. See “Item 1A. Risk Factors” for a discussion of certain risks. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Liberated” refer to Liberated Solutions, a Nevada Corporation.

ORGANIZTION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended September 30, 2018 and 2017 of Liberated Solutions, Inc., a Nevada corporation (“Liberated” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended September 30, 2018, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes sale of alternative energy devices.

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

Results of Operations

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

Revenue and Cost of Sales

Our revenues were zero and $48,00, respectively, for the years ended September 30, 2018 and 2017, respectively. For the year ended September 30, 2018 and 2017 we had zero and $14,000 of cost of sales, respectively.

General and Administrative Expenses

General and administrative costs for the year ended September 30, 2018 was $858,697 compared to $1,348,106 for the year ended September 30, 2017. The lower cost in 2018 was attributed mostly to $357,225 in stock based compensation in 2018 versus $844,164 in 2017.

Other Income (Expense)

Other expense was $162,441 for the year ended September 30, 2018 compared to $151,006 for the year ended September30, 2017. The higher amount in 2018 is directly attributed to higher interest expense due to an increase in the interest rate from 12% to 22% on notes owed to the Company’s largest lender.

Net Loss

The Company incurred a net loss of $1,021,138 for the year ended September 30, 2018 compared to a net loss of $1,464,122 for the year ended September 30, 2017. Higher general and administrative expense attributed to the higher loss in 2017 over 2018.

Financial Condition

Cash, Cash Flows, and Working Capital

The Company had a cash balance of $17,978 and a working capital deficit of $731,983 at September 30. 2018 as compared to a net cash balance of $67,353 and a working capital deficit of $1,039,703 at September 30, 2017. The change in working capital is primarily attributable to a decrease in current liabilities in accounts payable and accrued expenses from $133,970 in 2017 to $105,166 in 2018 and a reduction of convertible debt from $973,086 in 2017 to $639,795 in 2018 off set by deferred revenue of $5,000 in 2018 verses zero in in 2017.

Operations used $384, 375 of cash during 2018 as compared to $446,127 used during 2017. The change in operating cash flows during 2018 was principally attributable to decreased losses in 2018 over 2017 somewhat offset by smaller stock based compensation in 2018 versus 2017.

Cash used in investing activity during the year ended September 30, 2017 was $43,324 which consisted of loans to Eco Cab of $197,520 offset by repayments of $ 154,196 versus none in 2018. As of September 30, 2017, the Company impaired the balance of $43,324 as it is uncollectible.

Cash flows provided by financing activities was $335,000 during 2018 compared to $555,000 during 2017, derived from the issuance of convertible notes.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

We believe that we will be required to either achieve profitability and generate operating cash flows or borrow additional funds or otherwise secure additional financing, or both, to support our operations going forward. We do not presently have any commitments to provide financing, if needed, to support our operations.

Equity

Common

During the year ended September 30, 2017 the Company issued 5,880,000 shares of commons stock with a value of $844,165 for services.

During the year ended September 30, 2017 the Company issued 6,699,471 shares of common stock with a value of $145,619 for convertible debt.

During the year ended September 30, 2018 the Company issued 34,920,000 shares of commons stock with a value of $357,255 for services.

During the year ended September 30, 2018 the Company issued 546,633,241 shares of common stock with a value of $911,559 for convertible debt.

During the year ended September 30, 2018 the Company issued 34,967,577 shares of common stock with a value of $40,074 for the conversion of warrants to common stock.

Preferred – No activity in the years ended September 30, 2018 and 2017

Convertible Notes

LG Capital Funding

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC (“LG Capital”), to replace the $41,400 convertible note issued to Eastmore Capital The note matures on July 13, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s stock for the 15 days prior to the conversion

On August 11, 2015, LG Capital’s lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC (“LG Capital”) for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s stock for the 15 days prior to the conversion. Per the Company the note was not funded but the Company has accrued the note and interest, totaling $31,843.

On September 8, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC (“LG Capital”) for a principle amount of $27,000 with an interest rate of 8% per annum. The note matures on September 8, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s stock for the 15 days prior to the conversion.

On March 14, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $18,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

On May 26, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $17,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion. Net proceeds to the Company are $15,000 after deduction of legal fees of $2,000. As of September 30, 2018, the outstanding balance of the note was $17,000 in principal plus interest of $428 for a total of $17,428.

On September 15, 2017, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $297,160 The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company’s outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 9- Legal).

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

Due to default status the notes payable were accrued at an annual interest rate of 22%.

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

As of September 30, 2018, the Company owed Power Up lending $155,090 in principal and $5,676 in accrued interest.

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

During the year ended September 30, 2018 the cashless warrants were converted into 34,967,577 shares of common stock with a value of $40,074.

As of September 30, 2018, the Company owed Crown Bridge Partners $53,754 in principal and approximately $3,639 in accrued interest.

More Capital

More Capital purchased an outstanding note of the Company from Carbourn Capital. During the period from January 18, 2018 through March 19,2018 the note was converted to 5,688,175 shares of common stock with a value of $21,219 for principal and interest. As of September 30, 2018 the balance on the note is zero.

On January 15, 2018, the Company issued a Convertible Note to More Capital, LLC for a principal amount of $18,975 with an interest rate of 10% per annum. The note matures on July 15, 2018. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s stock for the 20 days prior to the conversion. As of September 30, 2018, Moore Capital LLC the Company owes principal of $18,975 plus interest of $1,419 for a total of $20,394.

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

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company and are not required to include disclosures under this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are audited and appear immediately after the signature page of this report. See “Index to Financial Statements” on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer who also serves as our principal financial officer, we conducted an evaluation as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of September 30, 2018, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Based on the evaluation performed, management concluded that our internal control over financial reporting was not effective as of September 30, 2018. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with Liberated	Year First Became a Director
Brian Conway (1)	48	Chief Executive Offices, Chief Financial Officer and Director	2014
Jay Silverstein (2)	66	Director	2014
Kim O’Brien (3)	61	Director	2014

(1) Chief Executive Officer, Chief Financial Officer and Director effective October 1, 2014, Mr. Conway was paid $13,400 per month as a consultant.

(2) Director as of October 1, 2014

(3) Director as of October 1, 2014

Biographies

Brian P. Conway, the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board brings 20 years of proven success in marketing and business development for both private and publicly traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street first as a co-founder of Waypoint Capital Partners. During this time, he has overseen national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation’s top public relations firms. Mr. Conway has been involved with The Go Eco Group for the past year and is responsible for its current joint ventures and for bringing its flagship product the Guard Lite to the marketplace. His relationships with investment bankers, non-dilutive financing, and public relations will be instrumental in moving The Go Eco Group forward in the upcoming months.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides summary information for the years ended September 30, 2015, 2017, and 2018 concerning cash and non-cash compensation paid or accrued by us to or on behalf of our officers and directors.

DIRECTORS AND OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)	Total Compen- sation
Brian Conway	2018	147,900	—	—	—	—	—	—	147,900
Executive	2017	111,500	—	—	—	—	—	—	111,500
Officer (1)	2016	118.696	—	—	—	—	—	—	118,696
Jay	2018	—	—	—	—	—	—	—	—
Silverman,	2017	—	—	—	—	—	—	—	—
Director (2)	2016	—	—	—	—	—	—	—	—
Kim	2018	—	—	—	—	—	—	—	—
O’Brien,	2017	—	—	—	—	—	—	—	—
Director (3)	2016	—	—	—	—	—	—	—	—

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

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares that the individual or entity has the right to acquire within 60 days after September 30, 2018 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Brian Conway	1,429	0.00
Jay Silverman	714	0.00
Kim O’ Brien	714	0.00
All directors and officers as a group	2,857	0.00

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

During the year ended September 30, 2018 the Company paid the CEO $147,900 in consulting fees along with expenses.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company’s principal accountants, Enterprise CPA, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 2018		FISCAL YEAR 2017
Audit Fees (1)		$22,000		$17,000
Tax Fees (2)	$	None	$	None
All Other Fees		None		None

Item 15. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	Taxonomy Extension Presentation Linkbase

* Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED SOLUTIONS, INC.
Date: January 10, 2019
	By:	/s/ BRIAN CONWAY
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Conway	President, Director, Secretary, Chief Financial Officer and Chief Executive Officer	Date: January 10, 2019
Brian Conway	(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/ Jay Silverman		Date: January 10, 2019
Jay Silverman	Director

/s/ Kim O’Brien		Date: January 10, 2019
Kim O’Brien	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Liberated Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Liberated Solutions, Inc. (the “Company”) as of September 30, 2018 and 2017 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

De Leon & Company, P.A.

We have served as the Company’s auditor since 2017.
Pembroke Pines, Florida
January 10, 2019

LIBERATED SOLUTIONS, INC

(formally The Go Eco Group, Inc.)

BALANCE SHEETS

	September 30,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$17,978	$67,353

Total Current Assets	17,978	67,353

TOTAL ASSETS	$17,978	$67,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,166	$133,970
Convertible notes payable	639,795	973,086
Deferred revenue	5,000	—
Total Current Liabilities	749,961	1,107,056

TOTAL LIABILITIES	$749,961	$1,107,056

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock:
Series A preferred: 10,000,000 shares authorized par value $0.001 per share; 10,000,000 and 10,000,000 issued and outstanding, respectively	10,000	10,000
Common Stock:
6,000,000,000 shares authorized par value $0.001 per share; issued and outstanding, 630,989,121 at September 30, 2018 and 14,468,303 at September 30, 2017	630,988	14,468
Additional paid-in-capital	2,513,957	1,801,619
Accumulated deficit	(3,886,928)	(2,865,790)
TOTAL STOCKHOLDERS’ DEFICIT	$(731,983)	$(1,039,702)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,978	$67,353

The accompanying notes are an integral part of these financial statements.

LIBERATED SOLUTIONS, INC

(formally The Go Eco Group, Inc.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30,

	2018	2017
Sales
Sales	$—	$48,000
Cost of sales	—	14,000
Gross profit	—	34,990

Operating Expenses
General and Administrative Expenses	858,697	$1,348,106

Operating loss	(858,697)	(1,313,116)

Other Income (Expense):

Interest income	—	4
Interest expenses	(162,441)	(151,010)

Total other expense	(162,441)	(151,006)

Net loss	$(1,021,138)	$(1,464,122)

Loss per Share, Basic & Dilutive	$(0.01)	$(0.36)

Weighted Average Shares Outstanding	206,106,808	4,089,611

The accompanying notes are an integral part of these financial statements.

LIBERATED SOLUTIONS, INC

(formally The Go Eco Group, Inc.)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September, 2016	1,888,832	$1,889	10,000,000	$10,000	$824,414	$(1,401,668)	$(565,365)
Common stock issued for debt	6,699,471	6,699	—	—	138,920	—	145,619
Common stock issued for service	5,880,000	5,880	—		838,285	—	844,165
	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,464,122)	(1,464,122)
	—	—	—	—	—	—	—
Balance at September 30, 2017	14,468,303	$14,468	10,000,000	$10,000	$1,801,619	$(2,865,790)	(1,039,703)
Common stock issued for debt	546,633,241	546,632	—	—	364,928	—	911,560
Common stock issued for service	34,920,000	34,920	—	—	322,304	—	357,224
Common stock issued for warrant conversion	34,967,577	34,960	—	—	5,106	—	40.074
Warrant valuation allocated to paid in capital	—	—	—	—	20,000	—	20,000

Net loss	—	—		—	—	(1,021,138)	(1,021,138)

Balance at September 30, 2018	630,989,121	$630,988	10,000,000	$10,000	$2,513,957	$(3,886,928)	(731,983)

The accompanying notes are an integral part of these financial statements.

LIBERATED SOLUTIONS, INC

(formally The Go Eco Group, Inc.)

STATEMENTS OF CASH FLOWS

FOR YEARS ENDED SEPTEMBER 30,

	2018	2017
OPERATING ACTIVITIES:
Net Loss	$(1,021,138)	$(1,464,122)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for service expense	357,225	844,164
Debt settlement	130,405	—
Stock issued for cashless warrants	40,074	—
Impairment of assets	—	43,324
Amortization of debt discount and finance charges	—	45,970
Changes in operating assets and liabilities
Deferred revenue	5,000	—
Accounts payable and accrued expense	104,059	84,537
Net cash used in operating activities	(384,375)	(446,127)

INVESTING ACTIVITIES:
Loans to Eco Cab	—	(197,520)
Repayment from Eco Cab	—	154,196
Net cash used in investing activities	—	(43,324)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	335,000	555,000
Net cash provided by financing activities -	335,000	555,000

Net increase (decrease) in cash and cash equivalents	(49,375)	65,549
Cash and cash equivalents at Beginning of the Period	67,353	1,804
Cash and cash equivalents at End of Period	$17,978	$67,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for convertible debt	$911,559	$145,620

The accompanying notes are an integral part of these financial statements.

LIBERATED SOLUTIONS, INC

(formally The Go Eco Group, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

Note 1 – Nature of Operations

Organization

The Go Eco Group, Inc. (formally Liberated Energy, Inc) (the “Company”), formerly known as Mega World Food Holdings Company is a Nevada corporation formed on September 14, 2010.

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

On December 31, 2015, the Company amended the preferred shares voting rights increasing the voting of each preferred share from 100 to 10,000 votes on any action voted on by the common stock holders

On July 6, 2016, the Company adopted a 1-for-3,500 reverse split of the Company’s common stock that as of June 30, 2016, was not yet effective.

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

On August 15, 2017, we entered into an agreement (the “Agreement”) with Medsite Services, Inc., a Nevada corporation (“MDST”) wherein we agreed to acquire from MDST, all of MDST’s right, title and interest in and to Integro Health Systems, Inc., a Nevada corporation (“Integro”). MDST has represented to us that it owns 100% of the outstanding securities of Integro and Integro is a wholly owned subsidiary corporation of MDST. We closed this transaction on August 28, 2017 and accordingly, Integro became wholly owned by us. In consideration of the foregoing, we issued 1,170,005 restricted shares of our Series B Preferred Stock to certain shareholders of MDST as disclosed in the Agreement. As part of the consideration for the foregoing transaction, we and our president, Brian Conway cancelled 9,000,000 shares of our Series A Preferred Stock owned by Mr. Conway and amend the Series A Preferred Stock designation to reflect each share of Series A Preferred Stock has 10,000 votes per share and votes with the common on certain matters. The amended designation of the Series A Preferred Stock has been filed with the Nevada Secretary of State. Likewise, the designation for the Series B Preferred Stock has been filed with the Nevada Secretary of State.

On December 21, 2017 the company formed a joint venture with Bravatek Solutions, Inc a Colorado corporation. Under the terms of the agreement the Company will own 65% of the joint venture and contribute $100 plus a nonexclusive license of the intellectual property necessary to develop the Light Guard System with Bravatek contributing $25,000 plus the sale of software to the JV for $65,000.

On January 23, 2018, the Company created a wholly owned subsidiary, BitWhisper, LLC, in the state of Nevada. The purpose of the subsidiary is to be a special purpose vehicle for exploring operations in crypto-currency mining. The Company has no intentions of offering crypto-currencies, whether as security tokens or utility tokens, to the public.

On February 5, 2018, Go Eco Group, a Nevada corporation (the “Company”) entered into a Mutual Rescission and Release with Medsites Services, LLC whereby the parties agreed to mutually rescind the Stock Exchange Agreement between the parties and releasing each party from any liabilities for damages, claims or causes of action arising from the Stock Exchange Agreement. Per the terms of the Mutual Release and Rescission, Medsites Services, LLC agreed to pay a “break-off” fee of $40,000.00 to be paid in payments over sixty (60) days from the execution of the Mutual Release and Rescission.

On February 28, 2018 the Company changed its name to Liberated Solutions, Inc.

On August 23, 2018, the Company entered into a stock purchase agreement (the “Agreement”) with Peppermint Jim, LLC (“Peppermint Jim”) whereby the Company shall acquire 51 units (representing 51% of Peppermint Jim) in exchange for the issuance of $250,000 worth of Series B preferred stock of the Company (the “Series B Preferred Shares”). Under the terms of the Agreement the closing of the transaction shall occur on or before August 31, 2018, where the Series B Preferred Shares shall be issued in exchange for the 51 units of Peppermint Jim.

On September 26, 2018 the Company increased their authorized shares to 6,000,000,000 shares of common stock with a par value of $0.0001 per share.

Subsequent to September 30, 2018 all of the open agreements referred to above were terminated.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

Revenue and Cost Recognition

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

RECLASSIFICATION OF PRIOR YEAR BALANCES

Certain items from the year ended September 30, 2017 have been reclassified to conform with the current year financial statement presentation.

Note 3 – Going Concern Matters

As shown in the accompanying financial statements, the Company has a net loss of $1,021,128 for the year ended September 30, 2018. As of September 30, 2018, the Company reported an accumulated deficit of $3,886,928. The Company’s ability to generate continued positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 4, 2015, the Company issued to an officer and director of the Company 10,000,000 shares with a value of $10,000 of series A preferred stock for service. Each share has 10 votes on all matters of the Company in which the shareholders can vote.

During the year ended September 30, 2018 the Company paid the CEO $147,900 and reimbursed certain expenses.

NOTE 6 – EQUITY

Common

During the year ended September 30, 2017 the Company issued 5,880,000 shares of commons stock with a value of $844,165 for services.

During the year ended September 30, 2017 the Company issued 6,699,471 shares of common stock with a value of $145,619 for convertible debt.

During the year ended September 30, 2018 the Company issued 34,920,000 shares of commons stock with a value of $357,255 for services.

During the year ended September 30, 2018 the Company issued 546,633,241 shares of common stock with a value of $911,559 for convertible debt.

During the year ended September 30, 2018 the Company issued 34,967,577 shares of common stock with a value of $40,074 for the conversion of warrants to common stock.

Preferred

On February 2, 2015, the Company issued 10,000,000 shares of Series A Preferred Stock to an officer and director of the Company. Each share of series A preferred has 10,000 votes for all shareholder matters compared to 1 vote for each share of common stock.

On August 15, 2017 the Company’s Board of Directors adopted a resolution authorizing 10,000,000 shares of Series B, no-par value, preferred stock. The Company has not amended its articles of incorporation to reflect this resolution and none of the Series B preferred shares have been issued.

NOTE 7 – CONVERTIBLE NOTES

LG Capital Funding

On July 13, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC (“LG Capital”), to replace the $41,400 convertible note issued to Eastmore Capital The note matures on July 13, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s stock for the 15 days prior to the conversion

On August 11, 2015, LG Capital’s lawsuit claims the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC (“LG Capital”) for a principle amount of $27,500 with an interest rate of 8% per annum. The note matures on August 11, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s stock for the 15 days prior to the conversion. Per the Company the note was not funded but the Company has accrued the note and interest, totaling $31,843.

On September 8, 2015, the Company issued a Convertible Note to LG CAPITAL FUNDING, LLC (“LG Capital”) for a principle amount of $27,000 with an interest rate of 8% per annum. The note matures on September 8, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s stock for the 15 days prior to the conversion.

On March 14, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $18,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion.

On May 26, 2016, the Company issued a Convertible Note to LG Capital Funding, LP for a principle amount of $17,000 with an interest rate of 12% per annum. The note matures on March 14, 2017. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s stock for the 20 days prior to the conversion. Net proceeds to the Company are $15,000 after deduction of legal fees of $2,000. As of September 30, 2018, the outstanding balance of the note was $17,000 in principal plus interest of $428 for a total of $17,428.

On September 15, 2017, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $297,160 The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company’s outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 9- Legal).

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

Due to the default status of the Carebourn Capital notes payable, interest was accrued at an annual interest rate of 22%. The total principal balance owed on the notes at September 30, 2018 is $153,860 plus accrued interest of $16,389.

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

As of September 30, 2018, the Company owed Power Up lending $155,090 in principal and $5,676 of accrued interest.

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

During the year ended September 30, 2018 the cashless warrants were converted into 34,967,577 shares of common stock with a value of $40,074.

As of September 30, 2018, the Company owed Crown Bridge Partners $53,754 in principal and approximately $3,639 in accrued interest.

More Capital

More Capital purchased an outstanding note of the Company from Carbourn Capital. During the period from January 18, 2018 through March 19,2018 the note was converted to 5,688,175 shares of common stock with a value of $21,219 for principal and interest. As of September 30, 2018 the balance on the note is zero.

On January 15, 2018, the Company issued a Convertible Note to More Capital, LLC for a principal amount of $18,975 with an interest rate of 10% per annum. The note matures on July 15, 2018. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s stock for the 20 days prior to the conversion. As of September 30, 2018, Moore Capital LLC the Company owes principal of $18,975 plus interest of $1,419 for a total of $20,394.

Management has reviewed the terms of the convertible instruments to determine their fair value. After reviewing the characteristic and the value of the conversion, management has determined based on note conversion history that the conversion value is equal or less than par value of the shares used for conversion thus determining that the fair value of the notes is equal to their face value.

Note 8 – Income Taxes

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company had a net loss of $1,021,138 for the year ended September 30, 2018 and $1,464,122 for the same period in 2017. As of September 30, 2018, the Company’s net operating loss carry forward was approximately $2,119,728 that will begin to expire in the year 2035.

The Company’s deferred tax assets consisted of the following as of September 30, 2018, and 2017:

	2018	2017
Total deferred tax asset	445,143	214,439
Less: Valuation allowance	(445,143)	(214,439)
Net deferred tax asset	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2018.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended September 30, 2018 and 2017 is as follows:

	2018	2017
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the year ended September 30, 2018 and 2017 at 21%.

NOTE 9 – LEGAL

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company in the County of Kings, in the Supreme Court of the State of New York (index number 516298/2016). The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total owing and due including principal and interest of $297,160. The Company has not counter claimed but believes that LG Capital unlawfully attempted to convert some of the loans to common stock of the Company has filed an injunction against the Company transfer agent to block LG Capital from such a conversion. In addition, the Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim made by LG Capital, is the opinion of management that the outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 7-Convertible Notes).

On August 28, 2018, the Trustee for the bankruptcy of EcoCab Portland, LLC (Case No. 17-31000-tmb7) received a judgment against the Company for $179,496 plus interest at $0.0244% per annum. The judgement was filed in the US Bankruptcy Court for the District of Oregon. The Trustee claims the Company unilaterally repaid its note and is claim preference by the Company over other creditors of the same class for the payments. The Company agreed to settle the claim with a one-time payment of $40,000 which is awaiting a decision by the trustee and confirmation of the bankruptcy court of any settlement.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On October 11, 2016, the Company completed an agreement with Ron Knori (Kroni) Owner of EcoCab Portland, LLC by which the Company would have been required to acquire all of the outstanding ECGLLC membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement.

On March 6, 2017, the Company terminated the agreements with Ron Knori and EcoCab based upon breach of contract, fraud, fraudulent inducement, fraud in the factum, negligent misrepresentation, misrepresentation, contractual interference, breach of fiduciary duty, negligence, and conversion, all of which were perpetrated by Ron Knori, individually, and in his capacity as manager of EcoCab. (See Note 8: Litigation)

NOTE 11 – IMPAIRMENT OF ASSET

The Company had advanced Eco Cab $197,520 as part of the acquisition agreement dated October 11, 2016. As the closing has not occurred, due to the failure of EcoCab meeting the agreement requirements, the Company has treated the advances as receivables due the Company.

During year ended September 30, 2017 the Company received payments of $ 154,196 leaving a balance due the Company as of June 30, 2017 of $43,324. As of September 30, 2017 the Company determined the receivable was uncollectible and impaired the asset. (See Note 9: Litigation)

NOTE 12 – JOINT VENTURE AGREEMENT

On December 21, 2017 the Company entered into a joint venture agreement to develop, market and sell products, services and technology based on a web-enabled light guard system. The Company granted the joint venture an irrevocable royalty free non-exclusive license to use all of the Company’s direct and/or licensed intellectual property necessary for the joint venture to develop and sell the system. Under the terms of the agreement the Company would hold a 65% common membership interest for an initial capital contribution of $100. The joint venture partner contributed $25,000 plus software developed to enhance the Company’s product at a cost of $65,000 to the Joint Venture. The Joint Venture was terminated subsequent to September 30, 2018.

NOTE 13 – SUBSEQUENT EVENTS

On October 17, 2018, the Company and Peppermint Jim, LLC (“Peppermint Jim”) mutually agreed to terminate and rescind the stock purchase agreement entered into on August 23, 2018 (the “Agreement”) by and between the Company and Peppermint Jim. Any shares transferred under the Agreement shall revert back to the respective parties.

Based on the termination of the Joint Venture agreement referred to in Note 12 the Company reclassified the liability deposit for the $25,000 in the JV to paid in capital.

On November 19, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $25,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matures on August 30, 2019. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On December 26, 2018 the Company filed an amendment with the Secretary of State of Nevada increasing the authorized shares to 6,000,000,000 from 2,000,000,000 shares of common stock with a par value of $0.001. The authorized shares of preferred shares remained at 10,000,000 with a par value of $0.001

During the period from October 1, 2018 through January 8, 2019 the Company issued 904,563,434 shares of common stock with a value of $102,434 for convertible debt and accrued interest.

