Form 10-Q
period 2018-12-31
Liberated Solutions, Inc.
filed 2019-02-11
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-55177

LIBERATED SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

17701 E 36th Street CTS
Independence, MO	64055
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,674,635,888 shares of common stock issued and outstanding as of February 11, 2019.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LIBERATED SOLUTIONS, INC

(f/k/a THE GO ECO GROUP, INC.)

BALANCE SHEETS

(Unaudited)

	December 31, 2018	September 30, 2018
ASSETS

Current assets
Cash	$44	$17,978

Total current assets	44	17,978

Total assets	$44	$17,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	91,435	$105,166
Note payable- JV
Convertible notes payable	570,355	639,795
Deferred revenue	5,000	5,000
Total current liabilities	666,790	749,961

Stockholders’ deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 2,000,000,000, issued and outstanding 1,598,052,555 and 630,989,121 as of December 31, 2018 and September 30, 2018, respectively	1,598,051	630,988
Additional paid-in capital	1,680,334	2,513,957
Accumulated deficit	(3,955,130)	(3,886,928)
Total stockholders’ deficit	(666,743)	(731,983)

Total liabilities and stockholders’ (deficit)	$44	$17,978

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC

(f/k/a THE GO ECO GROUP, INC.)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31,

(UNAUDITED)

	Three Months
	2018	2017

Operating expenses:
Selling, general and administrative expenses	$56,934	$68,825
Loss from operations	(56,934)	(68,825)

Other (expense)

Interest expense	(11,268)	(20,153)

Total other (expense)	(11,268)	(20,153)

Net loss	$(68,202)	$(88,978)

Net loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,125,989,482	15,296,068

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC.

(f/k/a THE GO ECO GROUP, INC.)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31,

(Unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(68,202)	$(88,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	4,620
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,732)	20,153
Net cash used in operating activities	(81,934)	(64,205)

Cash Flows From Financing Activities:
Debt issued to JV for funds	—	25,000
Proceeds from JV termination	25,000	—
Proceeds from issuance of convertible debt	39,000	5,000
Net cash provided by financing activities	64,000	30,000

Net change in cash	(17,934)	(34,205)
Cash at beginning of period	17,988	67,353
Cash at end of period	44	33,148

Non-Cash Financing Activities:
Common stock issued for accrued interest	$—	$—
Common stock issued for convertible debt conversion	$108,440	$12,810

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC.

(f/k/a THE GO ECO GROUP, INC.)

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

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2017 Annual Report filed with the SEC for year-end September 30, 2018.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $666,746 and an accumulated deficit of $3,955,130 as of December 31, 2018. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company did not generate revenue during the three months periods ended December 31, 2018 and 2017 periods. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Common

During the three months ended December 31, 2017, the Company issued 3,543,586 shares of common stock with a value of $12,810 for convertible debt.

During the three months ended December 31, 2017, the Company issued 700,000 shares of common stock with a value of $4,620 for service.

During the three months ended December 31, 2018 the Company issued 967,063,434 shares of common stock with a value of $108,440 for convertible debt and accrued interest.

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

NOTE 6– CONVERTIBLE DEBT

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

Due to the default status of the Carebourn Capital notes payable, interest was accrued at an annual interest rate of 22%. The total principal balance owed on the notes at December 31, 2018 is $146,676 plus accrued interest of $24,456.

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

As of December 31, 2018, the Company owed Power Up lending $82,810 in principal and $7,407 of accrued interest.

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

As of December 31, 2018, the Company owed Crown Bridge Partners $49,778 in principal and approximately $4,634 in accrued interest.

More Capital

On January 15, 2018, the Company issued a Convertible Note to More Capital, LLC for a principal amount of $18,975 with an interest rate of 10% per annum. The note matures on July 15, 2018. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s stock for the 20 days prior to the conversion. As of December 31, 2018, the Company owed More Capital principal of $18,975 plus interest of $1,893.25.

Redstart Holdings Corp.

On December 20,2018, the Company issued a Convertible Note to Redstart Holdings Corp for a principal amount of $14,000 with an interest rate of 8% per annum with a default rate of 22%. The note matures on October 30, 2019. The note is convertible by the holder at a discount of 48% of the average of lowest three trading price of the Company’s stock for the 10 days prior to the conversion. As of December 31, 2018, the Company owes the note holder $14,000.

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

NOTE 8– SUBSEQUENT EVENTS

On January 17, 2019 the Company issued 76,583,333 shares of common stock for the conversion of debt with a value of $4,595.

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

On December 26, 2018 the Company filed an amendment with the Secretary of State of Nevada increasing the authorized shares to 6,000,000,000 from 2,000,000,000 shares of common stock with a par value of $0.001. The authorized shares of preferred shares remained at 10,000,000 with a par value of $0.001

Results of Operations

Revenue

During the three months periods ended December 31, 2018 and 2017 the Company had no revenue.

Operation and Administrative Expenses

During the three months periods ended December 31, 2018 the Company incurred general and administrative expense of $56,934 compared to $68,825 in the same period in 2017. Lower quarter costs in the period ending December 31, 2018 over the same period in 2017 was attributed to a decrease in general expenses in 2018 over 2017.

Other Income (Expense)

During the three months periods ended December 31, 2018 the Company incurred other expense for the $ 11,268 compared to other expense of $20,153 in the same periods in 2017. The higher amounts in 2017 is attributable to higher interest in 2017 over the same periods in 2018.

Net Loss

The net loss for the three periods ended December 31, 2018 was $68,202 compared to $88,978 for the same period in 2017, respectively. The decrease in loss is attributable to higher interest expense and general and administrative expenses in 2017 over 2018.

Liquidity and Capital Resources

The Company has current assets of $44 and current liabilities of $666,790 resulting in negative working capital of $666,746. This compares to negative working capital of $731,983 for the period ended September 30, 2018. The decrease in negative working capital as of December 31, 2018 is attributed to conversion of convertible debt in 2018.

Funds used in operating activities was $81,934 for the three months period ended December 31, 2018 compared to funds used of $64,205 for the same period in 2017. The effect of the change in accounts payable and accrued expenses attributed to the change between the two periods.

Funds provided by financing activities for the three months period ended December 31, 2018 was $64,000 compared to $30,000 for the same period in 2017. The Company issued convertible debt of for its financing activity in 2018 for $39,000 and $5,000 in 2017. The Company received $25,000 in 2018 as a loan from the newly formed joint venture. The joint venture was terminated and the amount was recorded against paid in capital in 2019.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our nine months period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2018 the Company issued 967,063,434 shares of common stock with a value of $108,440 for convertible debt and accrued interest.

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

LIBERATEED SOLUTIONS, INC

Date: February 11, 2019

	By:	/s/ Brian Conway
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer

