Form 10-Q
period 2019-03-31
Liberated Solutions, Inc.
filed 2019-05-13
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,095,405,374 shares of common stock issued and outstanding as of May 10, 2019.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LIBERATED SOLUTIONS, INC

BALANCE SHEETS

(Unaudited)

	March 31, 2019	September 30, 2018
ASSETS

Current assets
Cash	$24,851	$17,978

Total current assets		17,978

Total assets	$24,851	$17,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$105,963	$105,166
Convertible notes payable	587,893	639,795
Deferred revenue	5,000	5,000
Total current liabilities	698,856	749,961

Stockholders’ deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 6,000,000,000, issued and outstanding 2,948,738,707 and 630,989,121 as of March 31, 2019 and September 30, 2018, respectively	2,948,737	630,988
Additional paid-in capital	409,860	2,513,957
Accumulated deficit	(4,042,602)	(3,886,928)
Total stockholders’ deficit	(674,005)	(731,983)

Total liabilities and stockholders’ (deficit)	$24,851	$17,978

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC

STATEMENTS OF OPERATIONS

FOR THE THREEAND SIX MONTHS ENDED MARCH 31,

(UNAUDITED)

	Three Months		Six Months
	2019	2018	2019	2018

Operating expenses:
Selling, general and administrative expenses	$72,943	$421,193	$129,876	$490,017
Loss from operations	(72,943)	(421,193)	(129,876)	(490,017)

Other Income(expense)
Interest expense	(14,529)	(4,762)	(25,798)	(24,915)
Total other income (expense)	(14,529)	(4,762)	(25,798)	(24,915)

Net loss	$(87,472)	$(425,955)	$(155,674)	$(514,932)

Net loss per common share basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	1,598,052,555	51,365,743	1,596,722,229	34,074,709

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31,

(Unaudited)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(155,674)	$(514,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	345,224
Changes in operating assets and liabilities:
Deferred revenue	—	5,000
Accounts payable and accrued expenses	797	17,597
Net cash used in operating activities	(154,877)	(147,111)

Cash Flows From Financing Activities:
Debt issued to JV for funds	—	25,000
Proceeds from JV termination	25,000	—
Proceeds from issuance of convertible debt	136,750	218,975
Net cash provided by financing activities	161,750	243,975

Net change in cash	6,873	96,864
Cash at beginning of period	17,987	67,353
Cash at end of period	24,851	164,217

Non-Cash Financing Activities:
Common stock issued for accrued interest	$—	$9,413
Common stock issued for convertible debt conversion	$188,652	$331,549

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

On December 31, 2017 the Company entered into a joint venture agreement to sell products produced by the Company. The Company will hold a 65% common membership interest for $100 in consideration. The joint venture was terminated.

On December 26, 2018 the Company filed an amendment with the Secretary of State of Nevada increasing the authorized shares to 6,000,000,000 from 2,000,000,000 shares of common stock with a par value of $0.001. The authorized shares of preferred shares remained at 10,000,000 with a par value of $0.001

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended March 31, , 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2018 Annual Report filed with the SEC for year-end September 30, 2018.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $674,006 and an accumulated deficit of $4,042,602 as of March 31, 2019. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company did not generate revenue during the three and six months periods ended March 31, 2019 and 2018 periods. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

During the six months ended March 31, 2019 the Company issued 2,317,749,586 shares of common stock with a value of $188,652 for convertible debt and accrued interest.

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

On September 15, 2017, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $297,160 The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company Management that the Company’s outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 7 – Litigation)

Carebourn Capital

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

On December 13, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principal amount of $98,325 less an original discount of $12,825 for a net advanced of $80,000. The note bears an interest rate of 12% per annum. The note matured on December 13, 2018. The note is convertible by the holder at a discount of 45% of the average of the lowest three trading prices of the Company’s stock for the 15 days prior to the conversion. The note was extended on April 17, 2018 at a principal amount of $116,888. Additional discounts of up to 15% apply if the common stock is not deliverable via DWAC and if only eligible for X clearing deposit.

Due to the default status of the Carebourn Capital notes payable, interest was accrued at an annual interest rate of 22%. The total principal balance owed on the notes at March 31, 2019 is $121,802 plus accrued interest of $32,523.

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

As of March 31, 2019, the Company owed Power Up lending $40,540 in principal and $10,456 of accrued interest.

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

As of March 31, 2019, the Company owed Crown Bridge Partners $47,036 in principal and approximately $5,879 in accrued interest.

More Capital

On January 15, 2018, the Company issued a Convertible Note to More Capital, LLC for a principal amount of $18,975 with an interest rate of 10% per annum. The note matures on July 15, 2018. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s stock for the 20 days prior to the conversion.

On February 6, 2019, the Company issued a Convertible Note to More Capital, LLC for a principal amount of $97,750, net to the Company of $75,000, with an interest rate of 10% per annum with a penalty interest rate of 22%. The note matures on August 9, 2019. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s stock for the 20 days prior to the conversion. As of March 31, 2019, the Company owed More Capital principal of $plus interest of $1,893.25. As of March 31, 2019, the Company owed More Capital principal of $106,409 plus interest of $3,781.

Redstart Holdings Corp.

On December 20,2018, the Company issued a Convertible Note to Redstart Holdings Corp for a principal amount of $14,000 with an interest rate of 8% per annum with a default rate of 22%. The note matures on October 30, 2019. The note is convertible by the holder at a discount of 48% of the average of lowest three trading price of the Company’s stock for the 10 days prior to the conversion. As of March 31, 2018, the Company owes the note holder $14,000 plus interest of $280.

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

NOTE 8– COMMITMENTS AND CONTINGENCIES

On March 1, 2019 the Company signed a stock purchase agreement with CigaWatt, a Nevada corporation in which the company will purchase from certain shareholders of CigaWatt 100% of the shares of CigaWatt. with a value of $200,000. The closing per this agreement shall be on or before May 15, 2019 and is subject to certain covenants and conditions including the completion of an audit of CigaWatt prior to closing.

NOTE 9- SUBSEQUENT EVENT

On April 26, 2019 the Company issued 146,666,667 shares of common stock with a value of $8,800 for the conversion of debt.

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

Revenue

During the three and six months periods ended March 31, 2019 and 2018 the Company had no revenue.

Operation and Administrative Expenses

During the three and six months periods ended March 31, 2019 the Company incurred general and administrative expense of $72,943 and $129,876 compared to $421,193 and $490,017 in the same period in 2018. Lower quarter costs in the period ending March31, 2019 over the same period in 2017 was attributed to a zero stock based compensation in 2019 compared to $345,224in 2018.

Other Income (Expense)

During the three and six months periods ended March 31, 2019 the Company incurred other expense for the $ 14,529 and $25,798 compared to other income of $4,762 and other expense of $24,915 in the same periods in 2018. The higher amounts in 2019 is attributable to higher interest in 2019 over the same periods in 2018.

Net Loss

The net loss for the three and six months periods ended March 31, 2019 was $87,472 and $155,674 compared to $425,955 and $514,932 for the same period in 2018, respectively. The increase in loss is attributable to stock based compensation in 2018 of $345,224 compared to no stock based compensation in 2019.

Liquidity and Capital Resources

The Company has current assets of $24,851 and current liabilities of $698,857 resulting in negative working capital of $674,006. This compares to negative working capital of $731,983 for the period ended September 30, 2018. The decrease in negative working capital to March 31, 2019 is attributed to conversion of convertible debt in 2019.

Funds used in operating activities was $154,877 for the six months period ended March 31, 2019 compared to funds used of $147,111 for the same period in 2018. The effect of the change in accounts payable, stock based compensation and accrued expenses attributed to the change between the two periods.

Funds provided by financing activities for the six months period ended March 31, 2019 was $161,750 compared to $243,975 for the same period in 2019. The Company issued convertible debt of for its financing activity in 2018 for $218,975 and $136,750 in 2019. The Company received $25,000 in 2017 as a loan from the newly formed joint venture. The joint venture was terminated and the amount was recorded and recorded against paid in capital in 2019.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our six months period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our most recent Form 10-K filing.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2019 the Company issued 2,317,749,586 shares of common stock with a value of $188,652 for convertible debt and accrued interest.

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
Date: May 13, 2019
	By:	/s/ Brian Conway
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer

