Form 10-Q
period 2019-06-30
Liberated Solutions, Inc.
filed 2019-08-19
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,480,746,840 shares of common stock issued and outstanding as of August 19, 2019.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LIBERATED SOLUTIONS, INC

BALANCE SHEETS

(Unaudited)

	June 30, 2019	September 30, 2018
ASSETS

Current assets
Cash	$4,037	$17,978

Total current assets	4,037	17,978

Total assets	$4,037	$17,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$131,189	$105,166
Accrued consulting – related party	52,150
Convertible notes payable	607,489	639,795
Deferred revenue	5,000	5,000
Total current liabilities	795,828	749,961

Stockholders’ deficit
Preferred shares, par value $0.001. 100,000,000 authorized; 10,000,000 issued and outstanding	10,000	10,000
Common stock, par value $0.001, authorized 6,000,000,000, issued and outstanding 3,480,746,840 and 630,989,121 as of June 30, 2019 and September 30, 2018, respectively	3,480,745	630,988
Additional paid-in capital	(91,745)	2,513,957
Accumulated deficit	(4,190,791)	(3,886,928)
Total stockholders’ deficit	(791,791)	(731,983)

Total liabilities and stockholders’ (deficit)	$4,037	$17,978

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30,

(UNAUDITED)

	Three Months		Nine Months
	2019	2018	2019	2018

Operating expenses:
Selling, general and administrative expenses	$130,386	$208,971	$265,341	$ 722,9-88
Loss from operations	(130,386)	(208,971)	(265,341)	(722,988)

Other Income(expense)
Other income	—	2,000	5,000	22,000

Interest expense	(17,724)	(205,236)	(43,522)	(230,151)

Total other income (expense)	(17,724)	(203,236)	(38,522)	(208,151)

Net loss	$(148,110)	$(412,207)	$(303,863)	$(931,139)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	3,175,084,102	253,186,906	2,121,993,006	107,141,009

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2017	14,468,303	$14,468	10,000,000	$10,000	$1,801,619	$(2,865,790)	(1,039,703)
Common stock issued for debt	3,543,586	3,544	—	—	9,266	—	12,810
Common stock issued for service	700,000	700	—	—	3,920	—	4,620
Net loss	—	—	—	—	—	(88,978)	(88,978)
Balance at December 31, 2017	18,711,869	18,712	10,000,000	10,000	1,814,805	(2,954,768)	(1,111,250)
Common stock issued for debt	310.337,090	310,337	—	—	488,996	—	799,333
Common stock issued for service	34,220,040	32,220	—	—	325,055	—	357,225
Common stock issued for warrant conversion	34,967,577	34,960	—	—	5,106	—	40.074
Warrant valuation allocated to paid in capital	—	—	—	—	20,000	—	20,000
Net loss						(842,161)	(842,161)
Balance at June 30,2018	398,236,556	398,236	10,000,000	10,000	2,728,910	(3,796,929)	(679,783)

Balance at September 30, 2018	630,989,121	$630,988	10,000,000	10,000	2,513,957	(3,886,928)	(731,983)
Common stock issued for debt	967,063,434	967,063	—	—	(858,623)	—	108,440
Net loss	—	—	—	—	—	(68,202)	(68,202)
Balance at December 31, 2018	1,598,052,555	1,598,051	10,000,000	10,000	1,680,334	(3,955,130)	(666,743)
Common stock issued for debt	1,882,694,285	1,882,694	—	—	(1,772,079)	—
Net loss	—	—	—	—	—	(235,661)	(235,661)
Balance at June 30, 2019	3,480,746,840	3,480,745	10,000,000	10,000	(91,745)	(4,190,791)	(791,791

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30,

(UNAUDITED)

	2019	2018
Cash Flows From Operating Activities:	$(303,863)	$(931,139)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	357,225
Issuance of stock for cashless warrants	—	154,502
Loss on Adjustment of debt	—	81,413
Changes in operating assets and liabilities:
Deferred revenue	—	5,000
Accounts payable – related party	52,150	—
Accounts payable and accrued expenses	26,023	64,044
Net cash used in operating activities	(225,690)	(268,955)

Cash Flows From Financing Activities:
Debt issued to JV for funds		25,000
Proceeds from JV termination	25,000	—
Proceeds from issuance of convertible debt	186,749	297,000
Net cash provided by financing activities	211,749	322,000

Net change in cash	(13,941)	53,045
Cash at beginning of period	17,978	67,353
Cash at end of period	$4,037	$120,398

Non-Cash Financing Activities:
Common stock issued for accrued interest	$—	$132,863
Common stock issued for convertible debt conversion	$219,055	$646,469
Reduction of debt for valuation of warrants issued		$20,000

The accompanying notes are an integral part of the unaudited financial statements.

LIBERATED SOLUTIONS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

Liberated Solutions, Inc (formally The Go Eco Group and Liberated Energy), Inc. (the “Company”), formerly known as Mega World Food Holdings Company is a Nevada corporation formed on September 14, 2010.

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

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended June 30, , 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2018 Annual Report filed with the SEC for year-end September 30, 2018.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has a negative working capital of $791,791 and an accumulated deficit of $4,190,791 as of June 30, 2019. The Company’s ability to generate net income and positive cash flows is dependent on the ability to grow its operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue and Cost Recognition

The Company did not generate revenue during the three and nine months periods ended June 30, 2019 and 2018 periods. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

During the nine months ended June 30, 2019 the Company issued 2,849,757,719 shares of common stock with a value of $219,055 for convertible debt and accrued interest.

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

Due to the default status of the Carebourn Capital notes payable, interest was accrued at an annual interest rate of 22%. The total principal balance owed on the notes at June 30, 2019 is $121,802 plus accrued interest of $40,590.

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

As of June 30, 2019, the Company owed Power Up lending $17,720 in principal and $10,812 of accrued interest.

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

As of June 30, 2019, the Company owed Crown Bridge Partners $47,016 in principal and approximately $11,758 in accrued interest.

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

As of June 30, 2019, the Company owed More Capital principal of $98,825 plus interest of $6,252.

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

On April 1, 2019, the Company issued a Convertible Note to Redstart Holdings Corp for a principal amount of $50,000 with an interest rate of 8% per annum with a default rate of 22%. The note matures on January 30, 2020. The note is convertible by the holder at a discount of 42% of the lowest one day trading price of the Company’s stock for the 10 days prior to the conversion.

As of June 30, 2018, the Company owes the note holder $64,000 plus interest of $1,232.

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

NOTE 8– COMMITMENTS AND CONTINGENCIES

On March 1, 2019 the Company signed a stock purchase agreement with CigaWatt, a Nevada corporation in which the company will purchase from certain shareholders of CigaWatt 100% of the shares of CigaWatt. with a value of $200,000. The closing per this agreement shall be on or before May 15, 2019 and is subject to certain covenants and conditions including the completion of an audit of CigaWatt prior to closing. As of June 30, 2019 the agreement had not closed.

NOTE 9 – INCOME TAX

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company had a net loss of $303,863 for the nine months ended June 30, 2019 and $931,139 for the same period in 2018. As of June 30, 2019, the Company’s net operating loss carry forward was approximately $1,367,343 that will begin to expire in the year 2036.

The Company’s deferred tax assets consisted of the following as of June 30, 2019 and 2018:

	2019	2018
Total deferred tax asset	287,142	223,970
Less: Valuation allowance	(287,142)	(223,970)
Net deferred tax asset	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2019.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the nine months ended June 30, 2019 and 2018 is as follows:

	2019	2018
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%

Liberated

Tax Loss

	2019	2018
Book income(loss)	$(303,863)	$(931,139)
Stock based compensation	$-	$357,225
Intangibles amortization	$-	$-
Total Book Income	$(303,863)	$(573,914)

Adjustments
option discount		$-
Meals & entertainment	$3,046	$3,046

Taxable Income Loss	$(300,817)	$(570,868)

Beginning NOL	$(1,066,526)	$(495,658)
Add current income (Loss)	$(300,817)	$(570,868)
NOL carry Forward	$(1,367,343)	$(1,066,526)
Percent	0.21	0.21
Tax NOL	$(287,142)	$(223,970)

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the nine months ended June 30, 2019 at 21%.

NOTE 10- SUBSEQUENT EVENT

Management evaluated subsequent events through the issuance date of the financial statements. On July 8, the Company filed for a reverse split of its common shares at one post-split share for each 25,000 pre-split shares outstanding.

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

Overview

Liberated Solutions, Inc (formally Go Eco Group and Liberated Energy), Inc. is a Nevada corporation formed on September 14, 2011. We were incorporated as Mega World Food Holding Company for the purpose of selling frozen vegetable products in all areas of the world except China.

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

The Company had advanced Eco Cab $197,520 as part of the agreement. As the closing, has not incurred, due to the failure of EcoCab meeting the agreement requirements, the Company has treated the advances as receivables due the Company with a balance due to the Company as of December 31, 2017 of $43,324.

On December 26, 2018 the Company filed an amendment with the Secretary of State of Nevada increasing the authorized shares to 6,000,000,000 from 2,000,000,000 shares of common stock with a par value of $0.001. The authorized shares of preferred shares remained at 10,000,000 with a par value of $0.001

Results of Operations

Revenue

During the three and nine months periods ended June 30, 2019 and 2018 the Company had no revenue.

Operation and Administrative Expenses

During the three and nine months periods ended June 30, 2019 the Company incurred general and administrative expense of $130,386 and $265,341 compared to $208,971 and $722,988 in the same period in 2018. Lower quarter costs in the period ending June 30, 2019 over the same period in 2018 was attributed to a zero stock based compensation in 2019 compared to $357,225 in 2018.

Other Income (Expense)

During the three and nine months periods ended June 30, 2019 the Company incurred other expense of $17,724 and $38,522 compared to other expense of $203,236 and $208,151 in the same periods in 2018. The lower amounts in 2019 is attributable to higher interest in 2018 over the same periods in 2019.

Net Loss

The net loss for the three and nine months periods ended June 30, 2019 was $148,110 and $303,863 compared to $412,207 and $931,139 for the same period in 2018, respectively. The decrease in loss is attributable to stock based compensation in 2018 of $345,224 compared to no stock based compensation in 2019.

Liquidity and Capital Resources

The Company has current assets of $4,037 and current liabilities of $795,828 resulting in negative working capital of $791,791. This compares to negative working capital of $731,983 for the period ended September 30, 2018. The increase in negative working capital to June 30, 2019 is attributed to continual losses in 2019.

Funds used in operating activities was $225,690 for the nine months period ended June 30, 2019 compared to funds used of $268,955 for the same period in 2018. The effect of the change in accounts payable, stock based compensation and accrued expenses attributed to the change between the two periods.

Funds provided by financing activities for the nine months period ended June 30, 2019 was $211,749 compared to $322,000 for the same period in 2018. The Company issued convertible debt for its financing activity in 2018 for $297,000 and $186,749 in 2019. The Company received $25,000 in 2017 as a loan from the newly formed joint venture. The joint venture was terminated and the amount was recorded against paid in capital in 2019.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our nine months period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2019 the Company issued 2,849,757,719 shares of common stock with a value of $219,055 for convertible debt and accrued interest.

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

LIBERATED SOLUTIONS, INC
Date: August 19, 2019
	By:	/s/ Brian Conway
Brian Conway
President, Director, Chief Financial Officer & Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer

