Form 10-Q
period 2019-09-30
Liberated Solutions, Inc.
filed 2019-11-07
CIK 1503161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-55177

LIBERATED SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4715504
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5430 Lynn B Johnson Fwy/ Suite 1200
Dallas TX	75240
(Address of principal executive offices)	(Zip Code)

972-663-9483

(Registrant’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,563,686,977 shares of common stock issued and outstanding as of November 7, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LIBERATED SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(Restated)	(Restated)
ASSETS

Current assets
Cash	$2,748,683	$3,721,828
Accounts receivable	24,273,422	1,057,693
Inventory	5,929,941	1,739,722

Total current assets	32,952,046	6,519,243

Other assets
Fixed assets, net of depreciation	4,808,807	5,020,003
Deposits	106,472	107,352
Investments	125,289	114,309
Total assets	$37,992,614	$11,760,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$16,618,012	$1,947,036
Accrued expense	205,252	77,434
Convertible notes payable	6,398,545	570,355
Derivative liability	63,737,112	1,182,093
Customer deposits	5,000	5,000
Notes payable – related parties	9,867,932	10,207,353
Total current liabilities	96,831,853	13,989,271

Total liabilities	96,831,853	13,989,271

Stockholders’ deficit
Preferred shares, par value $0.001; 100,000,000 authorized; 1,000,000 and 10,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,000	10,000
Common stock, par value $0.001, 6,000,000,000 authorized; 3,563,686,977 and 1,598,052,555 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,563,685	1,598,051
Additional paid-in capital	(11,950,751)	(3,427,070)
Comprehensive loss	—	(55,067)
Accumulated deficit	(50,453,173)	(354,278)
Total stockholders’ deficit	(58,839,239)	(2,228,364)

Total liabilities and stockholders’ (deficit)	$37,992,614	$11,760,907

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIBERATED SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$51,645,437	$5,389,882	$144,338,267	$15,014,672
Cost of goods sold	(47,850,180)	(4,804,695)	(134,295,726)	(12,312,031)
Gross margin	3,795,257	585,187	10,042,541	2,702,641

Operating expenses:
Selling expense	83,220	—	145,340	—
General and administrative	680,714	370,362	2,069,509	1,736,553
Research and development	104,755	181,953	335,481	497,421
Total operating expenses	868,689	552,315	2,550,330	2,233,974

Income from operations	2,926,568	32,872	7,492,211	468,667

Other Income (expense)
Other income	15,000	35,369	68,925	85,205
Finance costs	(52,117)	—	(1,464,591)	(4,000)
Change in fair value of derivatives	(55,867,141)	(316,142)	(62,555,020)	1,801,861
Interest expense	(22,308)	55,442	(71,391)	(163,318)
Other expense	(112,875)	(17,289)	(112,875)	(17,288)
Total other income (expense)	(56,039,441)	(242,620)	(64,131,952)	1,702,460

Net (loss) income before income tax	(53,112,873)	(209,748)	(56,639,741)	2,171,127

Income tax provision	(31,794)	(13,500)	(96,382)	(20,490)

Net (loss) income	(53,144,667)	(223,248)	(56,736,123)	2,150,637

Comprehensive income
Foreign currency gain	—	—	55,067	128,978

Net comprehensive (loss) income	$(53,144,667)	$(223,248)	$(56,681,056)	$2,279,597

Net (loss) income per common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$0.01

Weighted average number of common shares outstanding	3,559,749,034	492,308,319	2,331,749,034	267,783,243

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIBERATED SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(Restated)

					Additional			Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Deficit

Balance as of June 30, 2018	398,236,556	$398,236	10,000,000	$10,000	$(3,696,775)	$24,128	$(1,035,042)	$(4,299,453)
Common stock issued for debt	232,752,565	232,752	—	—	(100,524)	—-		132,228
Reverse merger recapitalization	—	—	—	—	1,567,614	—	725,131	2,292,745

Net loss	—	—	—	—	—	—	(223,248)	(223,248)

Balance at September 30, 2018	630,989,121	630,988	10,000,000	10,000	(2,229,685)	24,128	(553,159)	(2,097,728)

Balance at December 31, 2017	18,771,889	18,712	10,000,000	10,000	(3,768,719)	(104,850)	(2,023,235)	(5,868,092)
Common stock issued for debt	543,089,675	543,089	—	—	355,661	—	—	898,750
Common stock issued for service	34,220,040	32,220	—	—	318,384	—	—	352,604
Common stock issued for warrant conversion	34,967,577	34,960	—	—	5,107	—	—	40.074
Warrant valuation allocated to paid in capital	—	—	—	—	20,000	—	—	20,000
Comprehensive gain or loss	—	—	—	—	—	128,978	—	128,978
Reverse merger recapitalization	—	—	—	—	839,882	—	(660,561)	179,321

Net income (loss)							2,150,637	2,150,637

Balance at September 30, 2018	630,989,121	630,988	10,000,000	10,000	(2,229,685)	24,128	(533,159)	(2,097,728)

Balance at June 30, 2019	3,480,746,840	3,480,746	10,000,000	10,000	(5,434,808)	(65,506)	4,372,133	2,362,564
Common stock issued for debt	165,000,000	165,000	—	—	(155,100)	—	—	9,900
Common stock issued for merger	69,614,937	69,615	—	—	(69,615)	—	—	—
Preferred shares retired in merger	—	—	(9,750,000)	(9,000)	9,000	—	—	—
Common stock retired	(151,674,800)	(151,675)	—	—	151,675	—	—	—
Consolidation for reverse merger	—	—	—	—	(6,451,903)	—	(1,785,895)	(8,237,798)
Comprehensive gain or loss	—	—	—	—	—	65,506	—	65,506

Net loss	—	—	—	—	—	—	(53,039,411)	(53,039,411)

Balance at September 30, 2019	3,563,686,977	3,563,685	250,000	1,000	(11,950,751)	—	(50,453,172)	(58,839,240)

Balance at December 31, 2018	1,598,052,555	1,598,052	10,000,000	10,000	(3,427,070)	(55,067)	(354,278)	(2,228,364)
Common stock issued for debt	2,047,694,285	2,047,694	—	—	(1,927,179)	—	—	120,515
Preferred shares retired in merger	—	—	9.750.000	(9,000)	9,000	—	—	—
Common stock retired	(151,674,800)	(151,675)	—	—	151,675	—	—	—
Common stock issued for merger	69,614,937	69,615	—	—	(69,615)	—	—	—
Consolidation for reverse merger	—	—	—	—	(6,687,563)		6,637,228	(50,335)
Comprehensive gain or loss	—	—	—	—	—	55,067	—	55,067

Net loss	—	—	—	—	—	—	(56,736,123)	(56,736,123)

Balance at September 30, 2019	3,563,686,977	$3,563,685	250,000	$1,000	$(11,950,751)	$—	$(50,453,173)	$(58,839,240)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIBERATED SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net (loss) income	$(56,736,123)	$2,150,637
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	69,433	9,919
Stock based compensation	—	352,605
Change in fair value of derivatives	62,555,019	(1,801,861)
Issuance of stock for cashless warrants	—	20,000
Loss on adjustment of debt	—	179,321
Changes in operating assets and liabilities:
Increase in accounts receivable	(23,215,729)	(811,405)
Increase in inventory	(4,190,219)	(656,460)
Increase in accounts payable and accrued expenses	14,798,794	2,755,512
Prepaid expenses	880	1,916
Notes payable related parties	(339,421)	(1,339,109)
Customer deposits	—	(20,000)
Net cash (used in) provided by operating activities	(7,057,366)	841,075

CASH FLOWS FROM INVESTMENT ACTIVITIES
Investment in fixed assets	(15,195)	(15,195)
Investment in joint venture	(10,980)	413,871

Net cash (used in) provided by investing activities	(26,175)	398,676

Cash Flows From Financing Activities:
Common stock issued for the conversion of warrants	—	40,073
Proceeds from issuance of convertible debt	5,948,705	573,269
Net cash provided by financing activities	5,948,705	613,342

Effect of foreign currency translation	161,691	(187,789)

Net change in cash	(973,145)	1,665,304
Cash at beginning of period	3,721,828	1,053,531
Cash at end of period	$2,748,683	$2,718,835

Non-Cash Financing Activities:
Common stock issued for preferred shares retired	$69,615	$—
Common stock issued for convertible debt conversion	$120,515	$898,750
Reduction of debt for valuation of warrants issued	$—	$20,000
Common stock retired	$151,675	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIBERATED SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

Liberated Solutions, Inc. (the “Company”) was incorporated in Nevada on September 14, 2010 under the name Mega World Food Holdings Company.

On January 19, 2013, pursuant to a Common Stock Purchase Agreement, dated January 7, 2013, Perpetual Wind Power Corporation acquired 24,500,000 non-registered shares (representing 98% of the outstanding shares) of the Company. Thereafter, the Company acquired from Perpetual Wind Power Corporation its patented wind and solar powered turbine technology for 2,500,000 newly issued shares of the Company which were distributed in a dividend to its shareholders and Perpetual Wind Power Corporation returned to treasury its 24,500,000 shares it had acquired. As a result of this transaction, the Company had on January 19, 2013, 3,000,000 shares issued and outstanding. On February 14, 2013, the Company changed its name from Mega World Food Holding Company to Liberated Energy, Inc. and effected a 24-for-1 stock split, pursuant to which the Company’s outstanding shares increased from 3,000,000 to 72,000,000.

On January 19, 2013, the Company disposed of its wholly owned subsidiary, Mega World Food Limited (HK). Mega World Food Limited (HK) was incorporated on September 24, 2010. From inception, Mega World Food Limited (HK) only incurred setting up, formation or organization activities. Upon disposal, the Company ceased these operations and accordingly, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as “discontinued operations.”

On February 4, 2015, the Company increased its authorized preferred shares from 10,000,000 to 100,000,000 and authorized common shares from 250,000,000 to 900,000,000.

On July 6, 2016, the Company effected a 1-for-3,500 reverse split of the Company’s common stock.

On September 14, 2016, the Company entered into an agreement with Ron Knori, owner of EcoCab Portland, LLC (“EcoCab”), pursuant to which the Company would acquire all outstanding EcoCab membership interest for a 20% non-dilutive interest of the outstanding shares of the Company with the first closing of the agreement. As of September 30, 2019, the transaction had not closed, and there can be no assurance that the transaction will ever close. The Company is contemplating rescinding the agreement and initiating suit against Mr. Knori.

On January 27, 2017, the Company decreased its authorized shares of common stock from 10,000,000,000 to 2,000,000,000 and changed its name from Liberated Energy, Inc to The Go Eco Group.

On March 6, 2017, the Company terminated the agreements with Mr. Knori and EcoCab based upon breach of contract, fraud, fraudulent inducement, fraud in the factum, negligent misrepresentation, misrepresentation, contractual interference, breach of fiduciary duty, negligence, and conversion, all of which the Company alleges were perpetrated by Mr. Knori individually and in his capacity as manager of EcoCab.

On December 26, 2018, the Company increased its authorized shares of common stock to 6,000,000,000 from 2,000,000,000.

On August 22, 2019, the Company entered into an Exchange Agreement with Clifford Rhee, a shareholder of Ngen Technologies USA Corp, (“Ngen”), Edward Carter, a shareholder of Ngen, Peter Zimeri, a shareholder of Ngen (collectively with Messrs. Rhee and Carter, the “Shareholders”), and Brian Conway, the former CEO of the Company, pursuant to which the parties agreed that Ngen would become a wholly owned subsidiary of the Company.

The closing of the transactions required that the Company redeem from Mr. Conway 250,000 shares of Series X preferred stock, in return for $25,000 cash payment to Mr. Conway, to be paid immediately following the contribution of such amount to the Company by Ngen and (ii) the issuance to Mr. Conway of a number of shares of Company common stock constituting 2% of the issued and outstanding shares of Company common stock as of the date of the closing.

The Company acquired from the Shareholders all of the common stock of Ngen in exchange for the issuance to the Shareholders of 250,000 shares of Series X preferred stock of the Company, apportioned as follows:

●	123,750 shares to Mr. Rhee;
●	123,750 shares to Mr. Carter;
●	2,500 shares to Mr. Zimeri.

Ngen was incorporated in Texas on January 19, 2015 as “Ngen Technologies, Inc”. On January 27, 2015, it changed its name to “Ngen Technologies USA Corp”. Its wholly owned subsidiary, Ngen Technologies Korea Ltd (“Ngen Korea”), was formed on July 3, 2015 in Seoul, Korea as a wholly owned subsidiary of Ngen.

As a result of the consummation of the Exchange Agreement, Ngen became our wholly owned subsidiary and the business of Ngen became the business of the Company going forward.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2018 Annual Report filed with the SEC for the fiscal year ended September 30, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Ngen and its wholly owned subsidiary, Ngen Korea. All intercompany accounts, transactions, and profits have been eliminated upon consolidation. The accompanying consolidated financial statements and the notes hereto are reported in U.S. Dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment, patent and trademark, the ultimate collection of accounts receivable and accrued expenses. Actual results could materially differ from those estimates.

Foreign Currency Transaction and Translation

Ngen Korea’s financial position and results of operations are determined using the local currency, Korean Won (“KRW”), as the functional currency. As a result, assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The results of operations are translated from KWR to U.S. Dollars at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency, U.S. Dollar, are dealt with as a component of accumulated other comprehensive income.

Restatement of Financial Information

The Company has restated the financial information for the three and nine months ended September 30, 2019 and 2018 to reflect the reverse merger of Ngen into the Company and the change of the fiscal year end from September 30 to December 31. Due to the restatement, the financial information is unaudited for the periods ended September 30, 2019 and 2018 along with the years ended December 31, 2018 and 2017.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred, or services have been rendered. The Company offers N/30 and N/45 days terms with all of its customers. The Company also offers 2% discount for N/10 days payment terms. The Company does not provide for return unless the products are damaged. The Company did not have any material returns historically.

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required at September 30, 2019 and 2018.

Research and Development

Research and development costs related to both future and present products are expensed as incurred. During the three and nine months ended September 30, 2019 and 2018, research and development expenditures totaled $104,755 and $355,481 in 2019 and $181,953 and $497,421 in 2018, respectively.

Cash and Cash Equivalents

The Company considers all deposits with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2019 and 2018.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts based on a combination of write-off history, aging analysis, and any specific known troubled accounts. Trade receivables are written off when deemed uncollectible.

Inventories

Inventories primarily consist of finished goods and are stated at actual cost which is same as the lower of cost (first-in-first-out) or market. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Investments

Ngen provided an investment to a privately held company, Emotek, in April 2017 and received 2,500,000 shares of Emotek common stock, which represented 50% equity of Emotek on a fully nondilutive basis. Emotek is a joint venture between Ngen and Egismos Technologies. Egismos Technologies’ mission is primarily to develop tumor detection scanner which will be handheld and used for home use. The Company applies the equity method for investments in affiliate, which a privately-held company where quoted market prices are not available, in which it has the ability to exercise significant influence over operating and financial policies of the affiliate. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliate.

Property and Equipment

Property and equipment consist of leasehold improvements, furniture and fixtures, machinery and equipment are stated at cost. Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, generally 5-7 years. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

Impairment of Long-lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

As of September 30, 2019 and 2018, the Company believes that the carrying value of cash, account receivables, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The consolidated financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

The Company also has financial instruments classified within the fair value hierarchy, which consists of the following:

● Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet.

Income Taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to the recognition of debt costs and stock based compensation expense. The adoption of ASC 740-10 did not have a material impact on the Company’s results of operations or financial condition.

Segment Reporting

FASB ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief decision maker.

As part of the revenue recognition reporting, the Company reports revenue by geographic area. The Company sells its products on a worldwide basis. During the nine month periods ended September 30, 2019 and 2018, the Company’s revenue resulted in the following amounts geographically:

	Percent	Amount	Percent	Amount
Area	2019	2019	2018	2018
Korea	15%	$21,501,167	100%	$15,014,672
North America	85%	$122,837,100	—	—
Total	100%	$144,338,267	100%	$15,014,672

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectable accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

NOTE 3- EQUITY

Common Stock

During the nine months ended September 30, 2018, the Company issued 543,089,675 shares of common stock with a value of $898,750 for convertible debt and accrued interest.

During the nine months ended September 30, 2018, the Company issued 34,220,000 shares of common stock with a value of $352,604 for services.

During the nine months ended September 30, 2018, the Company issued 34,967,557 shares of common stock with a value of $40,074 for the conversion of cashless warrants.

During the nine months ended September 30, 2019, the Company issued 2,047,694,285 shares of common stock with a value of $120,515 for convertible debt and accrued interest.

During the nine months ended September 30, 2019, the Company retired 151,674,800 shares of common stock at par valued at $151,675.

On September 16, 2019, the Company issued 69,614,937 shares of common stock (representing 2% of the outstanding shares) to a former officer and director as part of the Exchange Agreement.

Preferred Stock

On February 2, 2015, the Company issued 10,000,000 shares of Series A preferred stock to an officer and director of the Company. Each share of Series A preferred stock has 10,000 votes for all shareholder matters compared to 1 vote for each share of common stock.

On August 15, 2017, the Company’s Board of Directors adopted a resolution authorizing 10,000,000 shares of Series B, no-par value, preferred stock. The Company has not amended its articles of incorporation to reflect this resolution and none of the Series B preferred shares have been issued.

On September 16, 2019, the Company transferred 250,000 shares of Series X preferred stock to three shareholders in exchange for $25,000 paid by the three shareholders to the former officer and the issuance of 2% of the outstanding common shares to a former officer and director by the Company.

NOTE 4- WARRANTS

The Company has assumed the following warrant agreements with Carebourn, L.P., Carebourn, LLC, and More Capital, LLC:

Warrant Agreement dated June 28, 2019 with Carebourn, LLC, pursuant to which Ngen granted to Carebourn, LLC the right to purchase 306,346,979 shares of its common stock at a price of $0.0002 per share, subject to adjustment. The warrant was issued in connection with a Note Purchase Agreement dated as of June 28, 2019. Upon assumption of this warrant by Ngen, the terms of the warrant were amended so that the number of shares of Ngen common stock which may be acquired pursuant to the warrant are 900,000 at a price of $0.0681 per share.

Warrant Agreement dated July 8, 2019 with Carebourn, L.P., pursuant to which Ngen granted to Carebourn, L.P. the right to purchase 248,141,053 shares of its common stock at a price of $0.0002 per share, subject to adjustment. The warrant was issued in connection with a Note Purchase Agreement dated as of July 8, 2019 .Upon assumption of this warrant by Ngen, the terms of the warrant were amended so that the number of shares of Ngen common stock which may be acquired pursuant to the warrant are 729,000 at a price of $0.0681 per share.

Warrant Agreement dated July 24, 2019 with More Capital, LLC pursuant to which Ngen granted to More Capital, LLC the right to purchase 58,205,926 shares of its common stock at a price of $0.0002 per share, subject to adjustment. The warrant was issued in connection with a Note Purchase Agreement dated as of July 5, 2019. Upon assumption of this warrant by Ngen, the terms of the warrant were amended so that the number of shares of Ngen common stock which may be acquired pursuant to the warrant are 171,000 at a price of $0.0681 per share.

On August 13, 2019, Ngen entered into a Warrant Agreement with Carebourn, L.P., pursuant to which Ngen granted to Carebourn, L.P. the right to purchase 900,000 shares of its common stock at a price of $0.0681 per share, subject to adjustment. The warrant was issued in connection with a Note Purchase Agreement dated as of July 29, 2019.

NOTE 5– CONVERTIBLE DEBT

LG Capital Funding

On July 13, 2015, the Company issued a Convertible Note to LG Capital Funding, LLC (“LG Capital”), to replace the $41,400 convertible note issued to Eastmore Capital. The note matured on July 13, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s common stock for the 15 days prior to the conversion.

On August 11, 2015, the Company issued a Convertible Note to LG Capital for the principal amount of $27,500 with an interest rate of 8% per annum. The note matured on August 11, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s common stock for the 15 days prior to the conversion. Per the Company, the note was not funded but the Company has accrued the note and interest, totaling $31,843. LG Capital has filed a lawsuit against the Company in connection with this note and other outstanding notes. See Note 7, Litigation.

On September 8, 2015, the Company issued a Convertible Note to LG Capital for the principal amount of $27,000 with an interest rate of 8% per annum. The note matured on September 8, 2016. The note is convertible by the holder at a discount of 55% of the lowest trading price of the Company’s common stock for the 15 days prior to the conversion.

On March 14, 2016, the Company issued a Convertible Note to LG Capital for the principal amount of $18,000 with an interest rate of 12% per annum. The note matured on March 14, 2017. The note is convertible by the holder at a discount of 45% of the lowest trading price of the Company’s common stock for the 20 days prior to the conversion.

On May 26, 2016, the Company issued a Convertible Note to LG Capital for the principal amount of $17,000 with an interest rate of 12% per annum. The note matured on March 14, 2017. The note is convertible by the holder at a discount of 50% of the lowest trading price of the Company’s common stock for the 20 days prior to the conversion. Net proceeds to the Company are $15,000 after deduction of legal fees of $2,000.

On September 15, 2017, LG Capital, LLC filed a lawsuit against the Company. The filing alleges that the Company has defaulted on several unpaid loans from LG Capital to the Company with the total claim against the Company of $297,160. The Company negotiated in good faith with LG Capital to settle the debt but to no avail. After reviewing the claim filed by LG Capital, it is the opinion of Company management that the Company’s outstanding liability to LG Capital has been fully recognized and accounted for in the financial statements of the Company. (See Note 7 – Litigation)

Carebourn Capital

On September 7, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principal amount of $197,363,70 less legal fees of $8,000 with an interest rate of 12% per annum. The note was scheduled to mature on September 7, 2017 but was extended in 2018 at a principal amount of $172,671. The note is convertible by the holder at a discount of 50% of the average of the lowest three trading prices of the Company’s common stock for the 20 days prior to the conversion.

On October 3, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principal amount of $237,475 less an original discount of $30,975 plus transaction fees of $6,500 for a net advanced of $200,000. The note bears an interest rate of 12% per annum. The note was scheduled to mature on October 3, 2017. The note is convertible by the holder at a discount of 45% of the average of the lowest three trading prices of the Company’s common stock for the 20 days prior to the conversion. On September 15, 2016, $85,000 was returned to Carebourn, reducing the principal balance to $115,114 as of that date, however, the note was extended on April 17, 2018 at a principal amount of $230,790. An additional 10% discount applies if the common stock is only eligible for X clearing deposit.

On December 13, 2016, the Company issued a Convertible Note to Carebourn Capital, LP for a principal amount of $98,325 less an original discount of $12,825 for a net advanced of $80,000. The note bears an interest rate of 12% per annum. The note matured on December 13, 2018. The note is convertible by the holder at a discount of 45% of the average of the lowest three trading prices of the Company’s common stock for the 15 days prior to the conversion. The note was extended on April 17, 2018 at a principal amount of $116,888. Additional discounts of up to 15% apply if the common stock is not deliverable via DWAC and if only eligible for X clearing deposit.

Due to the default status of the Carebourn Capital notes payable, interest was accrued at an annual interest rate of 22%. The total principal balance owed on the notes at September 30, 2019 is $304,935 plus accrued interest of $13,623.

Power Up Lending

On January 4, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $35,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on October 15, 2018. The note is convertible by the holder at a discount of 50% of the average of the lowest three trading prices of the Company’s common stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On February 15, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $38,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on November 30, 2018. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s common stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On March 9, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $53,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on December 30, 2018. The note is convertible by the holder at a discount of 42% of the lowest three trading prices of the Company’s common stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On March 22, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $38,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on December 30, 2018. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s common stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On May 14, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $53,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on February 28, 2019. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s common stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

On November 19, 2018, the Company issued a Convertible Note to Power Up Lending Group Ltd for a principal amount of $25,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on August 30, 2019. The note is convertible by the holder at a discount of 42% of the average of the lowest three trading prices of the Company’s common stock for the 10 days prior to the conversion. The note is convertible to common stock 180 days following the date of the note.

As of September 30, 2019, the Company owed Power Up lending $7,820 in principal and $11,167 of accrued interest.

Crown Bridge Partners

On August 21, 2017, the Company issued a Convertible Note to Crown Bridge Partners (“Crown Bridge”) for a principal amount of $40,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on August 21, 2018. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s common stock for the 20 days prior to the conversion.

On January 5, 2018 the Company issued a Convertible Note to Crown Bridge for a principal amount of $20,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on January 5, 2019. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s common stock for the 20 days prior to the conversion.

On February 16, 2018, the Company issued a Convertible Note to Crown Bridge for a principal amount of $20,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on February 16, 2019. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s common stock for the 20 days prior to the conversion.

On April 2, 2018, the Company issued a Convertible Note to Crown Bridge for a principal amount of $40,000 with an interest rate of 8% per annum with a default interest rate of 22%. The note matured on April 2, 2019. The note is convertible by the holder at a discount of 45% of the lowest one trading price of the Company’s common stock for the 20 days prior to the conversion.

The above Crown Bridge notes are subject to an additional discounts as follows: (a) 10% discount if the conversion price is equal to or less than $0.025 per share (b) 10% discount if the shares are not deliverable via DWAC (c) 10% discount if the conversion price is equal to or less than $0.01.

As of September 30, 2019, the Company owed Crown Bridge $47,026 in principal and approximately $17,636 in accrued interest.

More Capital

On January 15, 2018, the Company issued a Convertible Note to More Capital, LLC (“More”) for a principal amount of $18,975 with an interest rate of 10% per annum. The note matured on July 15, 2018. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s common stock for the 20 days prior to the conversion.

On February 6, 2019, the Company issued a Convertible Note to More for a principal amount of $97,750, net to the Company of $75,000, with an interest rate of 10% per annum with a penalty interest rate of 22%. The note matured on August 9, 2019. The note is convertible by the holder at a discount of 50% of the average of lowest three trading price of the Company’s common stock for the 20 days prior to the conversion.

As of September 30, 2019, the Company owed More principal of $98,825 plus interest of $8,722.

Redstart Holdings Corp.

On December 20,2018, the Company issued a Convertible Note to Redstart Holdings Corp. (“Redstart”) for a principal amount of $14,000 with an interest rate of 8% per annum with a default rate of 22%. The note matures on October 30, 2019. The note is convertible by the holder at a discount of 48% of the average of lowest three trading price of the Company’s common stock for the 10 days prior to the conversion.

On April 1, 2019, the Company issued a Convertible Note to Redstart for a principal amount of $50,000 with an interest rate of 8% per annum with a default rate of 22%. The note matures on January 30, 2020. The note is convertible by the holder at a discount of 42% of the lowest one day trading price of the Company’s common stock for the 10 days prior to the conversion.

As of September 30, 2018, the Company owes Redstart $64,000 plus interest of $2,184.

On September 16, 2019, the following notes were assigned to the Company as part of the reverse merger with Ngen:

1.	The Securities Purchase Agreement by and between Greenfield and CareBourn Capital, L.P., dated as of July 20, 2015, as assigned from Greenfield to Ngen by the Original Agreement and the Convertible Promissory Note in the initial principal amount of $15,500, payable to CareBourn, L.P.

2.	The Securities Purchase Agreement by and between Greenfield and CareBourn, L.P. dated as of February 9, 2015, as assigned from Greenfield to Ngen by the Original Agreement and the Convertible Promissory Note in the initial principal amount of $73,000, payable to CareBourn, L.P.

3.	The Securities Purchase Agreement by and between Greenfield and CareBourn, L.P. dated as of March 4, 2016, as assigned from Greenfield to Ngen by the Original Agreement and the Convertible Promissory Note in the initial principal amount of $33,000, payable to CareBourn, L.P.

4.	The Securities Purchase Agreement by and between Greenfield and CareBourn, L.P. dated as of December 19, 2017, as assigned from Greenfield to Ngen by the Original Agreement the Convertible Promissory Note in the initial principal amount of $552,000, payable to CareBourn, L.P.

5.	The Convertible Promissory Note in the initial principal amount of $16,500, dated as of May 5, 2015 originally payable to Cresthill Associates, LLC by Greenfield, which has since been assigned to CareBourn, L.P., as assigned from Greenfield to Ngen by the Original Agreement. The Convertible Promissory Note in the initial principal amount of $7,500, dated as of August 5, 2015, originally payable to Cresthill by Greenfield, which has since been assigned to CareBourn, L.P., as assigned from Greenfield to Ngen by the Original Agreement and the Convertible Promissory Note in the initial principal amount of $7,500, dated as of November 16, 2015, originally payable to Cresthill by Greenfield, which has since been assigned to CareBourn, L.P

6.	The Note Purchase Agreement by and between Greenfield and CareBourn, L.P. dated as of July 8, 2019, as assigned from Greenfield to Ngen by the Original Agreement the Convertible Promissory Note in the initial principal amount of $922,646, dated as of July 8, 2019 payable to CareBourn, L.P. and the Warrant dated as of July 8, 2019, in favor of CareBourn, L.P., to acquire 248,141,053 shares of common stock, par value $0.001 per share.

7.	The Note Purchase Agreement by and between Greenfield and CareBourn, L.P. dated as of July 29, 2019, as assigned from Greenfield to Ngen by the Original Agreement and the Convertible Promissory Note in the initial principal amount of $1,086,287.50 payable to CareBourn, L.P.

8.	The Note Purchase Agreement by and between Greenfield and CareBourn, LLC, dated as of June 28, 2019, as assigned from Greenfield to Ngen by the Original Agreement and the Convertible Promissory Note in the initial principal amount of $1,436,128.28, dated payable to CareBourn,LP and the Warrant dated as of June 28, 2019, in favor of CareBourn, LLC, to acquire 306,346,979 shares of Greenfield Common Stock.

9.	The Convertible Promissory Note in the initial principal amount of $12,500, dated as of September 1, 2014, as assigned from Greenfield to Ngen by the Original Agreement the Convertible Promissory Note in the initial principal amount of $5,100, dated as of February 5, 2014, as assigned from Greenfield to Ngen by the Original Agreement the Convertible Promissory Note in the initial principal amount of $5,000, dated as of February 21, 2014, as assigned from Greenfield to Ngen by the Original Agreement the Convertible Promissory Note in the initial principal amount of $3,000, dated as of December 1, 2014, as assigned from Greenfield to Ngen by the Original Agreement each of which were originally payable by Greenfield to Codes Capital LLC but which has subsequently been sold to More Capital LLC and the Convertible Promissory Note in the initial principal amount of $215,500, dated as of July 5, 2019 payable to More Capital by Greenfield, as assigned from Greenfield to Ngen by the Original Agreement and the Warrant dated as of July 24, 2019, in favor of More Capital to acquire 58,205,926 shares of Greenfield Common Stock.

10.	The Convertible Promissory Note in the initial principal amount of $215,000, dated as of August 13, 2019 payable to More Capital.

11.	The Note Purchase Agreement by and between Ngen and CareBourn, L.P, dated as of August 15, 2019 and the Convertible Promissory Note in the initial principal amount of $860,000, dated as of August 15, 2019 payable to CareBourn, L.P, issued in connection with the Warrant dated as of August 15, 2019, in favor of CareBourn, L.P, to acquire 720,000 shares of common stock’

12.	The Note Purchase Agreement by and between Ngen and CareBourn, L.P, dated as of September 3, 2019 and the convertible Promissory Note in the initial principal amount of $69,875 payable to CareBourn, L.P.

13.	The Note Purchase Agreement by and between Ngen and CareBourn, L.P, dated as of September 12, 2019 and the Convertible Promissory Note in the initial principal amount of $241,875 payable to CareBourn, L.P.

As of September 30, 2019, the Company owes convertible note holders $6,398,545 in principal and $92,377 in interest for a total of $6,490,922.

NOTE 6- FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

●	Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

●	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of September 30, 2019, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended September, 2019:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of December 31, 2018	$—	$—	$(1,182,093)

Day one measurement of new debt	—	—	—
Change in fair value of the derivative	—	—	(62,555,020)

Balance at September 30, 2019	$—	$—	$(63,737,112)

The estimated fair value of the derivative liabilities at September 30, 2019 was calculated using the Black Scholes pricing model with the following assumptions:

Risk-free interest rate	2.00%
Expected life in years	0.25 to 1.00
Dividend yield	0%
Expected volatility	462.00%

NOTE 7- LITIGATION

On September 15, 2015, LG Capital, LLC filed a lawsuit against the Company in the County of Kings, in the Supreme Court of the State of New York (index number 516298/2016). The filing alleges that the Company has defaulted on several unpaid loans from LG Capital, LLC to the Company with the total owing and due including principal and interest of $297,160. The Company has not counter claimed but believes that LG Capital, LLC unlawfully attempted to convert some of the loans to common stock of the Company has filed an injunction against the Company’s transfer agent to block LG Capital, LLC from such a conversion. In addition, the Company negotiated in good faith with LG Capital, LLC to settle the debt but to no avail. After reviewing the claim made by LG Capital, LLC, it is the opinion of management that the outstanding liability to LG Capital, LLC has been fully recognized and accounted for in the financial statements of the Company. (See Note 7-Convertible Notes).

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

NOTE 8- SUBSEQUENT EVENT

On October 7, 2019, the Company filed with the SEC a preliminary information statement on Schedule 14C relating to the approval by the approval of the following actions taken holders of a majority of the voting power of the issued and outstanding capital stock of the Company:

●	Amendment of the Company’s articles of incorporation, as amended (the “Articles”), to change its corporate name from Liberated Solutions, Inc. to Ngen Technologies Holdings Corp. (the “Name Change”);

●	Amendment of the Articles to effect a reverse stock split of the outstanding shares of the Company’s common stock by a ratio of 1-for-2,000, with any fractional shares being rounded up to the next higher whole share (the “Reverse Stock Split”); and

●	Immediately after the Reverse Stock Split is effective, amendment of the Articles to decrease the number of authorized shares of the Company’s common stock from 6,000,000,000 to 3,000,000,000 (collectively with the Name Change and the Reverse Stock Split, the “Corporate Actions”).

The Corporate Actions will not become effective until a definitive information statement on Schedule 14C is filed and mailed to stockholders, the Company receives FINRA clearance, and at least 20 calendar days have passed since the mailing of the definitive information statement to stockholders.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Liberated Solutions, Inc. (the “Company”) is a Nevada corporation formed on September 14, 2011 under the name Mega World Food Holding Company.

On August 22, 2019 (the “Effective Date”), the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Clifford Rhee, a shareholder of Ngen Technologies USA Corp, a Texas corporation (“Ngen”), Edward Carter, a shareholder of Ngen, Peter Zimeri, a shareholder of Ngen, and Brian Conway, the former CEO of the Company, pursuant to which the parties agreed that Ngen would become a wholly-owned subsidiary of the Company. Mr. Rhee, Mr. Carter and Mr. Zimeri are referred to herein collectively as the “Shareholders” and each individually as a “Shareholder.”

Among other conditions to the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Exchange Agreement required that the Company redeem from Mr. Conway the 250,000 shares of Series X Convertible Preferred Stock, par value $0.001 per share of the Company (“Series X Preferred Stock”) held by Mr. Conway as of the Closing, in return for (i) the cash payment to Mr. Conway of the sum of $25,000, and (ii) the issuance to Mr. Conway of a number of shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), constituting 2% of the issued and outstanding shares of the Common Stock as of the date of the closing of the transactions contemplated by the Exchange Agreement.

The Closing of the Exchange Agreement occurred on September 16, 2019. Pursuant to the terms of the Exchange Agreement, at the Closing, the Company:

●	redeemed from Mr. Conway the 250,000 shares of Series X Preferred Stock held by Mr. Conway as of the Closing, in exchange for the issuance to Mr. Conway of a number of shares of Common Stock constituting 2% of the issued and outstanding shares of Common Stock as of the Closing, or 69,614,937 shares (pursuant to a separate Redemption Agreement of same date); and

●	acquired from the Shareholders all of the common stock, no par value per share, of Ngen (the “Ngen Common Stock”) in exchange for the issuance to the Shareholders of 250,000 shares of Series X Preferred Stock of the Company, apportioned 123,750 shares to Mr. Rhee, 123,750 shares to Mr. Carter, and 2,500 shares to Mr. Zimeri.

Broken Circuit Technologies, Inc. (“Broken Circuit”) agreed to purchase from Mr. Conway 750,000 shares of Series X Preferred Stock pursuant to a Purchase Agreement dated August 15, 2019 (the “Purchase Agreement”) pursuant to which, among other things, the Company agreed to allow Broken Circuit to designate Mr. Carter and Mr. Rhee as the sole directors of the Company. The consummation of the Purchase Agreement occurred on August 31, 2019, and resulted in a change in control of the Company with the appointment of Mr. Carter and Mr. Rhee as officers and directors of the Company, and the resignation of Mr. Conway from all of his positions with the Company, which occurred in connection closing of the Purchase Agreement. As a result of these changes, the majority of the Board of Directors of the Company changed, with Mr. Rhee and Mr. Carter comprising the majority of the members of the Company’s Board of Directors.

Ngen was incorporated in Texas on January 19, 2015 as “Ngen Technologies, Inc”. On January 27, 2015, it changed its name to “Ngen Technologies USA Corp”. Its wholly owned subsidiary, Ngen Technologies Korea Ltd (“Ngen Korea”), was formed on July 3, 2015 in Seoul, South Korea as a wholly owned subsidiary of Ngen.

As a result of the consummation of the Exchange Agreement, Ngen became our wholly owned subsidiary and the business of Ngen became the business of the Company going forward.

Ngen is engaged in the business of automotive technology, biomedical technology, and glasses free 3D display technology. Through Ngen Korea, Ngen designs, develops, and sells technology that enables glasses free 3D display for use in smartphones, televisions, and tablets, which we refer to collectively as its “Glasses Free 3D Technologies.” Ngen also designs, develops, and sells automotive technologies, and has developed a silencer/muffler system that enables greater fuel efficiency for automobiles. Through its holdings in Emotek Corporation, a Taiwan based company (“Emotek”) that is jointly-owned with Egismos Technologies Corporation, a manufacturer of laser-based light sources (“Egismos Technologies”), Ngen is also seeking to introduce innovative biomedical products, including a tumor detection scanner using laser and Micro-Electro-Mechanical Systems (MEMS).

Ngen Korea was formed on July 3, 2015 as a wholly owned subsidiary of Ngen, and is responsible for the Glasses Free 3D Technologies and automotive segments of Ngen’s business.

Emotek is a privately held company, and is a joint venture between Ngen and Egismos Technologies. Egismos Technologies’ mission is primarily to develop tumor detection scanner which will be handheld and used for home use. Ngen and Egismos Technologies are 50/50 owners of Emotek.

Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

For the nine months ended September 30, 2019, the Company had revenues of $144,338,267, as compared to revenues of $15,014,672 for the nine months ended September 30, 2018. The increase in revenues is the result of increased sales in 2019.

Cost of Goods Sold

For the nine months ended September 30, 2019, the cost of goods sold was $134,295,726, as compared to cost of goods sold of $12,312,031 for the nine months ended September 30, 2018.

General and Administrative Expenses

For the nine months ended September 30, 2019, the Company incurred general and administrative expenses of $2,069,509, as compared to $1,736,533 for the nine months ended September 30, 2018. The increase is the result of higher infrastructure expenses to support the rapid increase in sales in 2019.

Selling Expenses

Selling expenses for the nine months ended September 30, 2019 were $145,340, as compared to $0 for the comparable period in 2018. Selling expenses were significant enough in 2019 to begin reporting them in a separate category. The significant increase in sales in the nine months ended September 30, 2019 is attributed to the change in reporting.

Research and Development Expenses

For the nine months ended September 30, 2019, the Company incurred research and development expenses of $335,481, as compared to $497,421 for the nine months ended September 30, 2018. The decrease in research and development expenses in 2019 is the result of products moving from development stage to selling of the products.

Income from Operations

Income from operations for the nine months ended September 30, 2019 was $7,492,211, as compared to $468,667 for the nine months ended September 30, 2018. The increase in income from operations was a direct result of the increase in sales in 2019.

Other Income (Expense)

For the nine months ended September 30, 2019, the Company had other expense of $64,131,952, as compared to other income of $1,702,460 for the same period in 2018. The increase in other expense was attributable to the significant change in the fair value of derivatives in 2019, due to the additional convertible debt with variable conversion of $6,398,545 at September 30, 2019, as compared to $570,355 at December 31, 2018. In addition, financing costs for the nine months ended September 30, 2019 increased over the same period in 2018.

Net (Loss) Income

Net loss for the nine months ended September 30, 2019 was $56,736,125, as compared to net income of $2,150,637 for the nine months ended September 30, 2018. The increase in net loss was attributable to the significant change in the fair value of derivatives in 2019, due to the additional convertible debt with variable conversion of $6,398,545 at September 30, 2019, as compared to $570,355 at December 31, 2018.

Comprehensive Income

The Company had comprehensive income for the nine months ended September 30, 2019 of $55,067, as compared to $128,978 for the same period in 2018.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

During the three months ended September 30, 2019, the Company had revenues of $51,645,437, as compared to revenues of $5,389,882 for the three months ended September 30, 2018. The increase in revenues is the result of increased sales in 2019.

Cost of Goods Sold

For the three months ended September 30, 2019, the cost of goods sold was $47,850,180, as compared to cost of goods sold of $4,804,695 for the three months ended September 30, 2018.

General and Administrative Expenses

For the three months ended September 30, 2019, the Company incurred general and administrative expenses of $680,714, as compared to $370,362 for the three months ended September 30, 2018. The increase is the result of higher infrastructure expenses to support the rapid increase in sales in 2019.

Selling Expenses

Selling expenses for the three months ended September 30, 2019 were $83,220, as compared to $0 for the comparable period in 2018. Selling expenses were significant enough in 2019 to begin reporting them in a separate category. The significant increase in sales in the three months ended September 30, 2019 is attributed to the change in reporting.

Research and Development Expenses

For the three months ended September 30, 2019, the Company incurred research and development expenses of $104,755, as compared to $181,953 for the three months ended September 30, 2018. The decrease in research and development expenses in 2019 is the result of products moving from development stage to selling of the products.

Income from Operations

Income from operations for the three months ended September 30, 2019 was $2,926,568, as compared to $32,872 for the three months ended September 30, 2018. The increase in income from operations was a direct result of the increase in sales in 2019.

Other Income (Expense)

For the three months ended September 30, 2019, the Company had other expense of $56,039,441, as compared to other expense of $242,620 for the same period in 2018. The increase in other expense was attributable to the significant change in the fair value of derivatives in 2019, due to the issuance of additional convertible debt with variable conversion of $6,398,545 at September 30, 2019, as compared to $570,355 at December 31, 2018. In addition, financing costs for the three months ended September 30, 2019 increased over the same period in 2018.

Net Loss

Net loss for the three months ended September 30, 2019 was $53,112,873, as compared to net loss of $209,748 for the three months ended September 30, 2018. The increase in net loss was attributable to the significant change in the fair value of derivatives in 2019, due to the issuance of additional convertible debt with variable conversion of $6,398,545 at September 30, 2019, as compared to $570,355 at December 31, 2018.

Liquidity and Capital Resources

At September 30, 2019, the Company had current assets of $32,952,046 and current liabilities of $96,813,853, resulting in negative working capital of $63,861,807. This compares to negative working capital of $7,4370,110 for the year ended December 31, 2018. The increase in negative working capital is attributable to a significant increase in the derivative liability of $62,555,020 in 2019.

Cash used in operating activities was $7,057,365 for the nine months ended September 30, 2019, compared to cash provided by operating activities of $841,075 for the same period in 2018. The effect of the change in accounts receivable of $23,215,720 and inventory of $4,190,219, offset by accounts payable of $14,796,794 attributed to the large change in 2019, compared to the same period in 2018.

Cash used in investing activities was $26,175 for the nine months ended September 30, 2019, compared to cash provided by investing activities of $398,676 for the nine months ended September 30, 2018.

Cash provided by financing activities for the nine months ended September 30, 2019 was $5,948,705, compared to $613,342 for the nine months ended September 30, 2018. The Company issued $5,948,705 in convertible debt for its financing activity in the nine months ended September 30, 2019, compared to the issuance of $573,269 in the comparable period in 2018. The Company also received $40,073 for the conversion of warrants in the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15€ under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting and the fact that our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to hire additional staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On September 15, 2016, LG Capital, LLC filed a lawsuit against the Company in the County of Kings, in the Supreme Court of the State of New York (index number 516298/2016). The filing alleges that the Company has defaulted on several unpaid loans from LG Capital, LLC to the Company with the total owing and due including principal and interest of $297,160. The Company has not counter claimed but believes that LG Capital, LLC unlawfully attempted to convert some of the loans to common stock of the Company has filed an injunction against the Company’s transfer agent to block LG Capital, LLC from such a conversion. In addition, the Company negotiated in good faith with LG Capital, LLC to settle the debt but to no avail. After reviewing the claim made by LG Capital, LLC, it is the opinion of management that the outstanding liability to LG Capital, LLC has been fully recognized and accounted for in the financial statements of the Company.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, the Company issued 2,047,694,285 shares of common stock with a value of $120,515 for convertible debt and accrued interest.

On September 16, 2019, the Company issued 69,614,937 shares of common stock (representing approximately 2% of the Company’s outstanding shares) to a former officer and director as part of the merger agreement.

These securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERATED SOLUTIONS, INC.
Date: November 7, 2019
	By:	/s/ Edward Carter
Edward Carter
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ YH Seo
YH Seo
Interim Chief Financial Officer (principal financial officer and principal accounting officer)

